Form 10-Q
period 2015-09-30
IWEB, Inc.
filed 2015-10-20
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-205835

IWeb.

(Exact name of Registrant as specified in its charter)

Nevada	47-3149295
(State of incorporation)	(IRS Employer ID Number)

8952 Bracken Clift Ct. Las Vegas, Nevada 89129

(Address of principal executive offices)

(760) 471-5043

(Registrant’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of September 30, 2015 there were 5,000,000 shares of common stock, par value $0.001 per share outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Table of Contents

Page
Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5 - F-7

F-1

IWEB, INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	SEPTEMBER 30, 2015	JUNE 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,145	$6,970

Total assets	$4,145	$6,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$895	$895

Total liabilities	$895	$895

Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 5,000,000 shared issued and outstanding	$500	$500
Additional paid in capital	$500	$500
Retained Earnings	$2,250	$5,075

Total stockholders’ equity	$3,250	$6,075

Total liabilities and stockholders’ equity	$4,145	$6,970

The accompanying notes are an integral part of these financial statements.

F-2

IWEB, INC (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three months ended September 30, 2015	Period from February 17, 2015 (Inception) to September 30, 2015

Revenue	$7,700	$13,670

Operating expenses:
Legal fees	$7,545	$7,545
Audit fees	$2,500	$2,500
Bank fees	$50	$50
Other	$430	$430

Total operating expenses	$10,525	$10,525

Net income (loss) from operations before income taxes	$(2,825)	$3,145

Provision of income taxes	$—	$(895)

Net Income (Loss)	$(2,825)	$2,250

Net income per share	$—	$—

Shares outstanding	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-3

IWEB, INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOW (UNAUDITED)
	For the three months ended September 30, 2015	Period from February 17, 2015 (Inception) to September 30, 2015
Cash flows from operating activities:
Net income (loss)	$(2,825)	$2,250

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	$—	$895
Net cash provided by (used in) operating activities	$(2,825)	$3,145

Cash flows from investing activities:
Net cash used in investing activities	$—	$—

Cash flows from financing activities:
Proceeds from sale of common stock	$—	$1,000
Net cash provided by (used in) financing activities	$—	$1,000

Net increase in cash	$(2,825)	$4,145

Cash, beginning of the period	$6,970	—
Cash, end of period	$4,145	$4,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

F-4

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

IWEB, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February17, 2015. The primary operations of the business will be actively engaged in providing high impact internet marketing strategies to internet based businesses and people seeking to create a websites. These services seek to place customers’ website in search engine rankings for selected keywords that describe the product or service offered by the customer. This is a highly technical strategy that involves the use of algorithms for relevant content. We provide customers with the web application development services for many different computing needs. The primary focus of these services is the development of Web sites technology using different types of templates such as: HTML, Word Press, MotoCMS HTML, OpenCart, Joomla.

As a development-stage, the Company had limited operating revenues through September 30, 2015. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to establishing a web business and searching for new clients.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates.

Revenue recognition

Revenue is recognized in accordance with Staff Accounting Bulletin “Revenue Recognition in Financial Statements,” as revised on SAB No. 104. As such, the Company recognizes revenue when work is done or services have been rendered.

Specifically for our business we considered recognizes revenue on the accrual basis, which considers revenue to be earned when the services have been performed. Revenues are recognized when the rights and responsibility for websites have passed to the client. We considered gross revenue as a principal. Our revenue includes the gross amounts that come from Client for web service.

Cost of service

Amounts that will be recorded as cost of service relate to expenses incurred for service process. Such costs are recorded and allocated as incurred. Our service cost will consist primarily of the Intellectual work, time and expenses that we spent for service implement.

Net income per common share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period.

Cash equivalents

The Company considers all highly liquid instruments to work in cash equivalent segment. The Company's bank accounts are deposited in Chase financial institutions.

F-5

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Income Taxes

The Company accounts for its income taxes under the provisions of ASC Topic 740, “Income Taxes.” The method of accounting for income taxes under ASC 740 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001par value, of which 5,000,000 shares are issued and outstanding as of February 17, 2015. These shares were issued to our sole director for $1,000.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at the Chase bank. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at September 30, 2015 were within FDIC insured limits.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings, nor is the Company aware of any other pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through September 30, 2015, the Company has issued 5,000,000 shares of common stock to the Company founder. This amount included in to the financial statements.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended September 30, 2015, the Company had revenue $13,670 and small working capital of $4,145. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management plans to fund operations of the Company through the proceeds from an offering pursuant to a Registration Statement on Form S-1 or private placements of restricted securities.

F-6

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

NOTE 8 – GOING CONCERN - CONTINUED

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s development efforts and its efforts to raise capital. Management also believes the Company needs to raise additional capital for working purposes. There is no assurance that such financing will be available in the future.   The conditions described above raise substantial doubt about our ability to continue as a going concern.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

NOTE 9 – SUBSEQUENT EVENTS

The Company has affective the Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on 09.23.2015 to register 1,250,000 shares of common stock.

The Company has evaluated events subsequent through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred, other than noted in the paragraph above, that require recognition or disclosure in the financial statements.

F-7

Item 2. Management’s Discussion and Analysis and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties, refer to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on 07/24/2015. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

We were incorporated in the State of Nevada on February 17, 2015. Our general business strategy is to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients. We will be actively engaged in in providing high impact internet marketing strategies to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies.

Overview

We are an early stage development business with limited revenue generating options.

The company will use a variety of online marketing tools and channels including:

Our website (iweblife.com) is the first step of implementing our business. Our website is almost complete and will update as the implementation of new orders. IWEB services available will be described on our website and our own design will show potential customers what we are capable of producing, we will also post our clients information as examples of other work we have completed.

Social media has currently proven itself the most cost-effective and efficient medium to communicate with potential customers and to get the Company name and services noticed by potential customers. Due to the popularity of social media we will also use all sources of social media marketing that are available to us. This will also allow us to show our potential clients our ability to design and create, through the use of our social media account designs and website links.

We are working with any clients around the world and for now we have several international clients. Also we continue search for new domestic clients in the Las Vegas area because there are many small businesses that are based there. We believe that with the large amount of tourism, the growing use by tourists of internet searches from computers and smartphones to search for taxis, limousines, restaurants, and souvenir shops that we will be able to assist those companies in being found by those searches, by creating their websites, and assisting them with their SEO; thereby, increasing their clientele. Lastly we plan on establishing relationships with small businesses and through professional networking using the Internet and various community meetings and trade shows. In the future, our marketing teams will create a virtual network with our potential customers. Networking will be very helpful in bringing us references of potential clients and spreading information about our web design, advertising and SEO abilities by word of mouth. Our ability to generate advertising and referral revenue will be due in large part to our ability to get traffic to our website and social media.

Results of Operations For the three months ending September 30, 2015

Revenues

We generated revenues for the three-month period ending September 30, 2015 of $7,700.

Total operating expenses

During the three-month periods ending September 30, 2015 our total operating expenses were $10,525. Our operating expenses consisted of legal, audit and other general administrative expenses.

Net Profit/Loss

During the three-month periods ending September 30, 2015 we had a loss $(2,825)

Going Concern Consideration

Our auditor's report in July 20, 2015 consolidated that the Company has limited working capital.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our last three months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of June 30, 2015 and September 30, 2015, we had cash of $6,970 and $4,145 respectively. Cash used in operating activities for the three-month ended September 30, 2015 consisted of our net loss of $2,825.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 1A. Risk Factors

Because we are classified as a Smaller Reporting Company under the federal securities laws, we are not required to include risk factors in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No securities were issued during the three months ended September 30,2015

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report:

No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of, Dmitriy Kolyvayko Chief Executive Officer/ Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of Dmitriy Kolyvayko, Chief Executive Officer/ Chief Financial Officer (attached hereto)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWeb.Inc

Dated: October 20, 2015	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko President, CEO, CFO