Form 10-Q
period 2015-12-31
IWEB, Inc.
filed 2016-01-29
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of December 31, 2015 there were 51,495,000 shares of common stock, par value $0.001 per share outstanding.

1

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Table of Contents

Page
Condensed Balance Sheets (Unaudited)	F-1

Condensed Statements of Operations (Unaudited)	F-2

Condensed Statements of Stockholders’ Equity (Unaudited)	F-3

Condensed Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-7

3

IWEB, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS (UNAUDITED)
	DECEMBER 31, 2015	JUNE 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,124	$6,970

Total assets	$13,124	$6,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$895	$895

Total liabilities	$895	$895

Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000 shared issued and outstanding	5,149	5,000
Additional paid in capital	10,801	(4,000)
Retained Earnings (deficit)	(3,721)	5,075

Total stockholders’ equity	12,229	6,075

Total liabilities and stockholders’ equity	$13,124	$6,970

The accompanying notes are an integral part of these financial statements.

IWEB, INC (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the six months ended December 31, 2015	Period from February 17, 2015 (Inception) to December 31, 2015

Revenue	$11,682	$17,652

Operating expenses:
Legal fees	11,145	11,145
Audit fees	3,500	3,500
Bank fees	620	620
Transfer agent fee	1,527	1,527
EDGAR fees	500	500
Other	3,186	3,186
Total operating expenses	20,478	20,478
Net income (loss) from operations before income taxes	(8,796)	(2,826)

Provision of income taxes	—	(895)

Net Income (Loss)	$(8,796)	$(3,721)

Net income per share	$(0.00)	$(0.00)

Weights average of shares issued and outstanding	5,060,171	5,034,816

The accompanying notes are an integral part of these financial statements.

IWEB, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM FEBRUARY 17, 2015 (INCEPTION) TO DECEMBER 31, 2015

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance, February 17, 2015 (Inception)	—	$—	$—	$—	$—

Common stock to owner on	50,000,000	5,000	(4,000)	—	1,000
February 17, 2015 (Inception)

Net income	—	—	—	5,075	5,075
For the period

Balance, June 30, 2015	50,000,000	$5,000	$(4,000)	$5,075	$6,075

Sale of common stock for cash	1,495,000	149	14,801	—	14,950
Net income (loss)	—	—	—	(8,796)	(8,796)
For the period

Balance, December 31, 2015	51,495,000	$5,149	$10,801	$(3,721)	$12,229

The accompanying notes are an integral part of these financial statements.

IWEB, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
	For the six months ended December 31, 2015	Period from February 17, 2015 (Inception) to December 31, 2015
Cash flows from operating activities:
Net income (loss)	$(8,796)	$(3,721)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	—	895
Net cash provided by (used in) operating activities	(8,796)	(2,826)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	$14,950	15,950
Net cash provided by (used in) financing activities	$14,950	15,950

Net increase in cash	6,154	13,124

Cash, beginning of the period	6,970	—
Cash, end of period	$13,124	$13,124

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IWEB, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

As a development-stage, the Company had limited operating revenues through December 31, 2015. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to establishing a web business and searching for new clients.

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

Forward Stock Split

On December 3, 2015, the Board of Directors of this Corporation has determined that it is in the best interest of the Corporation and its shareholders that this Corporation split and convert all of the issued and outstanding shares of the Corporation's $0.0001 par value common stock on a Ten (10) to one (1) basis to increase the number of issued and outstanding shares of the Corporation's common stock from 5,149,500 to 51,495,000 shares ("Forward Stock Split");

Cost of service

Amounts that will be recorded as cost of service relate to expenses incurred for service process. Such costs are recorded and allocated as incurred. Our service cost will consist primarily of the Intellectual work, time and expenses that we spent for service implement.

IWEB, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001par value, of which 51,495,000 shares are issued and outstanding as of December 31, 2015. Total 50,000,000 shares were issued to our sole director for $1,000 and 1,495,000 for our shareholders for $14,950

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at the Chase bank. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2015 were within FDIC insured limits.

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

IWEB, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through December 31, 2015, the Company has issued 51,495,000 shares of common stock. This amount included in to the financial statements.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended December 31, 2015, the Company had revenue $17,652 and small working capital of $13,124. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

The company will use a variety of online marketing tools and channels including:

Our website (iweblife.com) is the first step of implementing our business. Our website updated periodically, depending on the work performed. IWEB services available will be described on our website and our own design will show potential customers what we are capable of producing, we will also post our clients information as examples of other work we have completed.

Social media has currently proven itself the most cost-effective and efficient medium to communicate with potential customers and to get the Company name and services noticed by potential customers. Due to the popularity of social media we will also use all sources of social media marketing that are available to us. This will also allow us to show our potential clients our ability to design and create.

We are working with any clients around the world and for now we have some international clients. Also we continue search for new domestic clients in the Las Vegas area because there are many small businesses that are based there. We believe that with the large amount of tourism, the growing use by tourists of internet searches from computers and smartphones to search for taxis, limousines, restaurants, and souvenir shops that we will be able to assist those companies in being found by those searches, by creating their websites, and assisting them with their SEO; thereby, increasing their clientele. Lastly we plan on establishing relationships with small businesses and through professional networking using the Internet and various community meetings and trade shows.

4

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

Results of Operations For the six months ending December 31, 2015

Revenues

We generated revenues for the six-month period ending December 31, 2015 of $11,682.

Total operating expenses

During the six-months period ending December 31, 2015 our total operating expenses were $20,478. Our operating expenses consisted of legal, audit, banks, transfer agent and other general administrative expenses.

Net Profit/Loss

During the six-months period ending December 31, 2015 we had a loss $(8,796)

Going Concern Consideration

Our auditor's report in July 20, 2015 consolidated that the Company has limited working capital.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our last six months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of June 30, 2015 and December 31, 2015, we had cash of $6,970 and $13,124 respectively. Cash used in operating activities for the six-month ended December 31, 2015 consisted of our net loss.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

5

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

We issued total 51,495,000 securities from inception February 17,2015 to December 31,2015.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report:

No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of, Dmitriy Kolyvayko Chief Executive Officer /Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of Dmitriy Kolyvayko Chief Executive Officer/Chief Financial Officer (attached hereto)

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 29, 2015		IWeb, Inc.

	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko
President, CEO, CFO

7