Form 10-Q
period 2016-03-31
IWEB, Inc.
filed 2016-04-20
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016 there were 51,495,000 shares of common stock, par value $0.001 per share outstanding.

1

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Table of Contents

Page
Condensed Balance Sheets (Unaudited)	F-2

Condensed Statements of Operations (Unaudited)	F-3

Condensed Statements of Cash Flows (Unaudited)	F-4

Notes to Condensed Financial Statements (Unaudited)	F-5 - F-7

IWEB, INC. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS (UNAUDITED)
	MARCH 31, 2016	JUNE 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,019	$6,970
Total assets	$1,019	$6,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$895	$895
Total liabilities	$895	$895
Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000 and 50,000,000 shares issued and outstanding	$5,149	$5,000
Additional paid in capital	$10,801	$(4,000)
Accumulated deficit during development stage	$(15,826)	$5,075
Total stockholders’ equity	$124	$6,075
Total liabilities and stockholders’ equity	$1,019	$6,970
The accompanying notes are an integral part of these financial statements.

IWEB, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2016	Period from February 17, 2015 (Inception) to March 31, 2015	For the nine months ended March 31, 2016	Period from February 17, 2015 (Inception) to March 31, 2015	Period from February 17, 2015 (Inception) to March 31, 2016
Revenue	8,800	—	20,482	—	26,452

Operating expenses:
Legal fees	500	—	11,645	—	11,645
Audit fees	1,000	—	4,500	—	4,500
Bank fees	65	—	685	—	685
Transfer agent fee	65	—	1,592	—	1,592
EDGAR fees	500	—	1,000	—	1,000
Other	775	—	3,961	—	3,961
DTC solutions	5,500	—	5,500	—	5,500
OTC market	12,500	—	12,500	—	12,500
Total operating expenses	20,905	—	41,383	—	41,383
Net income (loss) from operations before income taxes	(12,105)	—	(20,901)	—	(14,931)

Provision for income taxes					(895)

Net income (loss)	(12,105)	—	(20,901)	—	(15,826)

Net Income(loss) per share	—	—	—	—	—

Weights average of shares isued outstanding	51,495,000	5,000,000	51,495,000	5,000,000	51,495,000

The accompanying notes are an integral part of these financial statements.

IWEB, INC. (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the nine months ended March 31, 2016	Period from February 17, 2015 (Inception) to March 31, 2015	Period from February 17, 2015 (Inception) to March 31, 2016
Cash flows from operating activities:
Net income (loss)	$(20,901)	$—	$(15,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Accrued expenses			$895
Net cash provided by (used in) operating activities	$(20,901)	$—	$(14,931)
Cash flows from investing activities:
Net cash used in investing activities	—	—	—
Cash flows from financing activities:
Proceeds from sale of common stock	14,950	1,000	$15,950
Net cash provided by (used in) financing activities	$14,950	$1,000	$15,950
Net decrease in cash	$(20,901)	$—	$(14,931)
Cash, beginning of the period	$6,970	$1,000	—
Cash, end of the period	$1,019	$1,000	$1,019
Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	—	—	—
Income Taxes	—	—	—

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

As a development-stage, the Company had limited operating revenues through March 31, 2016. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to establishing a web business and searching for new clients.

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

(A DEVELOPMENT STAGE COMPANY)

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

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001 par value, of which 51,495,000 shares are issued and outstanding as of March 31, 2016. Total 50,000,000 shares were issued to our sole director for $1,000 and 1,495,000 for our shareholders for $14,950

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at the Chase bank. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2016 were within FDIC insured limits.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through March 31, 2016, the Company has issued 51,495,000 shares of common stock.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended March 31, 2016, the Company had revenue $8,800 and small working capital of $1,019. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

3

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

Results of Operations For the three months ending March 31, 2016

Fore the three months ending March 31, 2016 we generated revenue $8,800.

Total operating expenses during the three months period ending March 31, 2016 were 20,905.

Our operating expenses consisted of professional fees, transfer agent fees and other general and administrative expenses .

Results of Operations For the nine months ending March 31, 2016 compare to the period February 17,2015 to March 31,2015

Revenues

We generated revenues for the nine-month period ending March 31, 2016 of $20,482 and we had no revenue for the period from February 17, 2015 to March 31, 2015

Total operating expenses

During the nine-months period ending March 31, 2016 our total operating expenses were $41,383. Our operating expenses consisted of legal, audit, bank’s fee, transfer agent, OTC market fee, DTC fee and other general administrative expenses.

We had no operating expenses for the period from February 17, 2015 to March 31, 2015.

Net Profit/Loss

We had no losses for the period from February 17, 2015 to March 31,2015.

During the nine-months period ending March 31, 2016 we had a loss $(20,901)

Going Concern Consideration

Our auditor's report in July 20, 2015 consolidated that the Company has limited working capital.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our last nine months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

As of June 30, 2015 we had cash of $6,970 and March 31, 2016 we had cash $1,019. Cash used in operating activities for the nine-month ended March 31, 2016 consisted of our net loss.

Our Cash flows from operating activities for the nine month period ended March 31,2016 consisted of our net loss ($20,901).

Our Cash flows from financing activities consisted of our Proceeds from sale of common stock $14,950.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

4

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

We issued total 51,495,000 securities from inception February 17, 2015 to March 31, 2016.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included with this report:

No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Dmitriy Kolyvayko, Chief Executive Officer /Chief Financial Officer (attached hereto)

32.1	Section 1350 Certifications of Dmitriy Kolyvayko, Chief Executive Officer/ Chief Financial Officer (attached hereto)

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWeb.Inc

Dated: April 20, 2016	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko President, CEO, CFO

6