Form 10-K
period 2016-06-30
IWEB, Inc.
filed 2016-08-29
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

Commission File Number: 333-205835

IWEB, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	47-3149295
(State of incorporation)	(IRS Employer ID Number)

8952 Bracken Clift Ct. Las Vegas, Nevada 89129

(Address of principal executive offices)

(760) 471-5043

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ¨

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “IWBB”

As of June 30, 2016, there were 51,495,000 shares of common stock.

1

PART I

Item 1 Business

Industry background

The technical consulting and web design industry has been increasing over the last five years. Rapid increases and developments in computer technology have caused the average user to rely on computer professionals to handle their web development, Internet marketing, and search engine optimization needs. In the United States, the market for computer services is immense. Last year approximately $300 billion dollars was spent nationwide on computer and computer related services.

Computer systems, web design, development, and integration IT services give for about 35% of industry revenue; application design and development services - 25%; and technical support - 10%. IT services companies help clients use computers, software, and communications systems more efficiently. In addition to providing advice on using computer systems, they frequently recommend hardware and software systems to their customers. Firms provide a variety of associated services, including business function.

As time progresses, management expects that the number of businesses operating within the web design and search engine optimization market will continue to grow as these services are heavily in demand. This segment of the computer consulting industry is relatively new as many companies have realized that in order to thrive online, an expansive marketing and advertising campaign is needed to continually draw traffic to their website. The popularity of these services has skyrocketed over the last few years as many search engines now allow for special placement among online directories. Furthermore, the use of pay-per-click advertising has allowed many smaller internet businesses to thrive on the web. We will seek to capitalize on these trends by assisting companies in the design of their website, the implementation of SEO programs and by managing PPC marketing campaigns. These services will provide the Company with an ongoing stream of revenue on a month-to-month basis.

Overview of Our Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us,” or “IWEB”, unless the context otherwise indicates.

We have developed our business plan, as follows:

Completed our website;

Build websites for our clients;

Search for potential clients in and out of the US;

Communications with old clients about references;

Business diversification; and

Working on electronic apps.

Competitive Landscape.

We are currently focused on expanding our network of new customers and new projects in IT industry.

From June 2015 to June 2016, we:

Were engaged in many projects:

Created websites for our clients;

Continue work with our existing clients;

Participated in the development the individual electronic log-book for truck drivers;

Provided business ideas and consultations for “Rasty” loyalty program for the feedbacks for return clients;

Extended business aria; Provided graphic and web design;

Develop, calculation of profitability and efficiency for co-working process;

Studied possibilities to implement “Megadata” product to the other companies to increase the search result;

Work with Unusual Concepts (that are currently under development) to create IT product for them.

Update our website iweblife.com where we talk about our performed work and future projects.

Products & Services

We continue provide customers with the web application development services for many different computing needs. We use different types of templates such as: HTML, Word Press, MotoCMS HTML, OpenCart to websites development.

Website Development

Our primary revenue creator for our business to be the development of website applications including customized websites for small to medium sized businesses. Customers that use our services will be seeking to develop an expansive e-commerce, or application intensive website. Through our areas of expertise, we will be able to provide small, and medium sized businesses with enterprise level applications customizable for any purpose.

Search Engine Optimization (SEO)

We also intend on providing search engine optimization services. This service works by examining the keywords of any given website, and then applying these keywords to search engines that the Company enrolls its customers in. This service provides users with the ability to appear on the direct search engine results for their selected keywords.

Search engines such as Google, Yahoo, MSN, Ask.com, and many others use complicated algorithms to rank specific websites based on their relevance to the keyword. By adding keyword rich content to a website, the Company will be able to proactively increase the clients’ website’s visibility by integrating their keywords into these search directories.

The technical aspect behind SEO service is highly complex, and management will provide a potential investor with a technical specification document outlining the structure of how these services are rendered.

Management believes that our relations with Megadataweb will be a larger source of income in the future for our business Our web design services are designed to be search engine friendly and will be integrated with the Company’s SEO services.

We believe many of us spend a lot of time trying to find the right information online. After the information was found we continue to compare the information we found with our knowledge or with similar data. This applies to any kind of searches for products or services, prices or entertainments. Today, many popular programs were created for the purpose of simplifying and accelerating the development process of applications. These programs were not oriented to process big data fast and efficiently. This is why most web applications become slow, complicated, and require permanent server support.

We found the one company that could resolve all these problems by developing the following improvements:

•	Developing a compact data representation with pack and unpack algorithms for faster data delivery. Quantum leap performance of data processing (Can sort 1,000,000 records in one second).
•	Developing an advanced compact data format to avoid memory restriction even for mobile devices.
•	Finding a way for endless data processing offline, created an advanced data processing engine with focus on simplicity, usability, performance, and maximum functionality without the problems inherent with other solutions.

Megadataweb literally delivers “quantum leap” improvements in how Web Browser users can rapidly and efficiently make use of big-data databases.

Megadataweb dramatically streamlines and optimizes the entire process of data mining, editing, analyzing and reporting on data and information from any web, internet or extranet accessible database. For example: Microsoft Excel 2013 has only the maximum worksheet size - 1,048,576 rows by 16,384 columns. Some big companies use bigger databases for their needs that require sort a lot of data in a short time.

Rapid technological advances drive demand for IT services, but expenses depends on the health of the US economy. The profitability of companies depends on technical expertise, innovative services, and effective marketing. Large companies have advantages in broad service offerings and global reach, which give them the ability to provide outsourcing services to big corporate customers. Small companies can compete effectively by specializing in market niches or by partnering with larger companies that want to broaden their mix of services.

We value strategic partnerships and see it as a way to increasing the number of clients by use of their database, a possibility to leverage brand identity while bringing the company's software to large numbers of existing users with minimal marketing efforts on IWEB’s behalf and together we will create a more powerful value proposition than either could separately.

We will work with our strategic partner Unusual Concepts (that is currently under development) to create IT products for them. This company will provide groups and individuals with IT training around the world. Our business concept for Unusual Concepts is about teaching:

“We love taking people outside their comfort zone, reminding them that everything is in their own hands. We love to see the sparks in the eyes of our clients after we leave. We love awaking the personality in the people we get in touch with and see a cog in the big organizational machine turning into an individual. Any individual aware of own values collaborating with other individuals because of the feeling of responsibility and internal drive not because they are told to. We believe that by making our organizations more agile, create better products and services we can make this world into a better place.”

We are a developing company and have generated minimal revenue to date. We currently have no employees.

Dependence Upon Currents Clients

We don’t have the long-term permanent clients and depends from current orders. Also we are working on diversify our business in order to increase our capitalization.

Fees

Our pricing depending on the complexity of the work, our expenses and the time needed for its implementation.

For the period from June 30, 2015 to June 30, 2016 we generated revenues from our customers based on the above information.

Forward-Looking Statements

This form contains projections and statements relating to the Company that constitute “forward-looking statements.” These forward-looking statements may be identified by the use of predictive, future-tense or forward-looking terminology, such as “intends,” “believes,” “anticipates,” “expects,” “estimates,” “may,” “will,” “might,” “outlook,” “could,” “would,” “pursue,” “target,” “project,” “plan,” “seek,” “should,” “assume,” or similar terms or the negatives thereof. Such statements speak only as of the date of such statement, and the Company undertakes no ongoing obligation to update such statements. These statements appear in a number of places in this Prospectus and include statements regarding the intent, belief or current expectations of the Company, and its respective director, officer or advisors with respect to, among other things:

•	trends affecting the Company’s financial condition, results of operations or future prospects
•	the Company’s business and growth strategies
•	the Company’s financing plans and forecasts
•	the factors that management expects to contribute to its success and the Company’s ability to be successful in the future
•	the Company’s business model and strategy for realizing positive results when sales begin
•	competition, including the Company’s ability to respond to such competition and its expectations regarding continued competition in the market in which the Company competes;
•	expenses
•	the Company’s expectations with respect to continued disruptions in the global capital markets and reduced levels of consumer spending and the impact of these trends on its financial results
•	the Company’s ability to meet its projected operating expenditures and the costs associated with development of new projects
•	the Company’s ability to pay dividends or to pay any specific rate of dividends, if declared
•	the impact of new accounting pronouncements on its financial statements
•	that the Company’s cash flows from operating activities will be sufficient to meet its projected operating expenditures for the next twelve months
•	the Company’s market risk exposure and efforts to minimize risk
•	development opportunities and its ability to successfully take advantage of such opportunities
•	regulations, including anticipated taxes, tax credits or tax refunds expected
•	the outcome of various tax audits and assessments, including appeals thereof, timing of resolution of such audits, the Company’s estimates as to the amount of taxes that will ultimately be owed and the impact of these audits on the Company’s financial statements
•	the Company’s overall outlook including all statements under Management’s Discussion and Analysis or Plan of Operation
•	that estimates and assumptions made in the preparation of financial statements in conformity with US GAAP may differ from actual results, and
•	expectations, plans, beliefs, hopes or intentions regarding the future.

Potential investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that, should conditions change or should any one or more of the risks or uncertainties materialize or should any of the underlying assumptions of the Company prove incorrect, actual results may differ materially from those projected in the forward-looking statements as a result of various factors, some of which are unknown. The factors that could adversely affect the actual results and performance of the Company include, without limitation:

•	the Company’s inability to raise additional funds to support operations if required
•	the Company’s inability to effectively manage its growth
•	the Company’s inability to achieve greater and broader market acceptance in existing and new market segments
•	the Company’s inability to successfully compete against existing and future competitors
•	the effects of intense competition that exists in the industry
•	the effects of an economic downturn and its effect on consumer spending
•	the risk that negative industry or economic trends, reduced estimates of future cash flows, disruptions to the Company’s business or lack of growth in the business, may result in significant write-downs or impairments in future periods
•	the effects of events adversely impacting the economy or the effects of the current economic recession, war, terrorist or similar activity or disasters
•	financial community perceptions of the Company and the effect of economic, credit and capital market conditions on the economy and,
•	other factors described elsewhere in this Prospectus, or other reasons.

Potential investors are urged to carefully consider such factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the “Risk Factors” described herein.

Corporate Background

Our general business strategy is to design web sites for clients, manage advertising campaigns and to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients. We will be actively engaged in providing high impact internet marketing strategies to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies.

As a development-stage, the Company had limited operating revenues through June 30, 2016.

Revenues were generated from clients’ payments. The Company is currently devoting substantially all of its present efforts to find a new clients and expanding business.

Our Strategy

IWEB, Inc., is a company is in its early development that formed in the State of Nevada on February 17, 2015. Our strategy is to design web sites for clients, manage advertising campaigns and to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients. We will be actively engaged in in providing high impact internet marketing strategies to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies.

As discussed in Note 1 to the financial statements, IWEB has generated minimal cash flow from operations and has accumulated losses since inception.  IWEB is in the development stage and to date has generated minimal revenue.  In a developing company, management devotes most of its activities to the development and marketing of the Company’s products and services.  The financial statements have been prepared on a going concern basis, which implies that IWEB will continue to realize its assets and discharge its liabilities in the normal course of business.  IWEB is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  There is no guarantee that IWEB will be able to raise any equity financing or generate profitable operations.

When we design and create a website and marketing campaign for a customer we believe we are building an online identity for that customer and thereby, allowing the formation of a potential consumer audience wishing to purchase that customers product or service.  We will discuss and work with the customer to establish a brand identity that clearly communicates our customers’ core values as well as making it instantly recognizable.

Once we have established our web design, advertising and SEO portion of our business we will also design and develop mobile applications for ourselves and customers.

The Company will also help customers manage their monthly advertising expenditures through pay-per-click, or PPC advertising, which allows business owners to immediately appear on the first page of a web search. By using pay-per-click, a company can automatically increase the presence of its website; we feel that this avenue of growth to a new business can be very important, as the business will be able to generate highly predictable advertising fees on a month to month basis for these services.

Cost of service

Amounts that will be recorded as cost of service relate to expenses incurred for service process. Such costs are recorded and allocated as incurred. Our service cost will consist primarily of the Intellectual work, time and expenses that we spent for service implement.

Our Competition and Industry

The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality. Competition in the online advertising and marketing industry is also highly fragmented. Our competition is any company that provides one or more of our company’s core service offerings.

Our competition includes Advertising Firms, Public Relations Companies, Web Design Companies, Graphic Design Companies, and Search Engine Optimization Firms.  Our competitors range in size from small, local independent firms and individuals to very large conglomerates. Such fragmentation can mean that a small business owner can employ more than one advertising and marketing agency to get a needed mix of web design and online marketing services for their desired budget. The online media marketing industry is always evolving with thousands of new competitors entering the market every year. It is becoming very difficult for companies to distinguish themselves in the market and gain new customers.

In addition to competitors, many businesses are deciding to design their own websites and execute online advertising campaigns themselves, reducing the number of potential customers. There are a large number of companies that provide website templates that a business can purchase and alter easily, without the need to hire a web development company. While basic coding knowledge is needed to effectively customize a template and incorporate social management and monitoring solutions to fit an individual business’s needs, many new businesses are choosing to use an existing template versus paying for a new website design.

Our Company is also subject to other competitive risks of early stage and commercial businesses generally, and of technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company. See “Risk Factors.”

Regulation

We are not directly subject to federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition for the most part, the steps to an online business are the same as starting any business. However, doing business online comes with additional legal and financial considerations, particularly in the areas of privacy, security, copyright, and taxation.

Rules and regulations apply mainly to online retailers and other businesses that perform consumer transactions by collecting customer data. However, even if we do not sell anything online, laws covering digital rights and online advertising may still apply to us.

The Federal Trade Commission (FTC) is the primary federal agency regulating e-commerce activities, including use of commercial emails, online advertising and consumer privacy.

Other Opportunities

Current management is exploring other opportunities for the company, including, but not limited to, licensing, acquisitions, mergers, and/or joint ventures.

Employees

As on June 30, 2016 we have one officer that working from the beginning and continue to serve. Our Chief Executive Officer, Dmitriy Kolyvayko, works part time on our business.

Item 1A Risk Factors

Smaller reporting companies are not required to provide the information called for by this Item 1A.

You should carefully consider the risks described below as well as other information provided to you in this document.

The risks have been described in form S1 filed with SEC 07/24/2015.

Risks relating to our company

We don’t have the long-term permanent clients and we have the risks associated with anticipated income.

Also we are not using any liability insurance to cover our risks.

Item 1B Unresolved Staff Comments

None

Item 2 Properties

Our Registered Agent address is: 5348 Vegas Drive, Las Vegas, NV 89108, and our telephone number is 760-471-5043

We do not have any policies regarding investments in real estate or other forms of property.

Item 3 Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any Director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4 Submission of Matters to a Vote of Security Holders.

We did not submit any matters to our stockholders for action or approval during the last quarter of our fiscal year.

PART II

Item 5 Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the OTC markets since March 1, 2016 under the ticker symbol IWBB. There has been no active trading in the Company's securities by June 30, 2016 there had been no bid or ask prices quoted.

	High	Low
For the year ends June 30,2016

First Quarter	N/A	N/A

Second Quarter	N/A	N/A

Third Quarter	0.01	0.01

Fourth Quarter	0.01	0.01

Holders

As of June 30, 2016, there were 51,495,000 common shares issued and outstanding, which were held by 38 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion.

The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Transfer Agent.

Our transfer agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121, which is a registered transfer agent with the Securities and Exchange Commission.

DTC Eligibility.

Our stock is DTC eligible.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended June 30, 2016.

Item 6 Selected Financial Data.

A smaller reporting company is not required to provide the information required by this Item 6.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” on elsewhere in this Report.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Internal control over financial reporting is defined in Exchange Act Rule 15d–15(f) “as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.” Because of inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

You should read the following information in conjunction with our financial statements and related notes contained elsewhere in this report. You should consider the risks and difficulties frequently encountered by early-stage companies, particularly those engaged in new and rapidly evolving markets and technologies. Our limited operating history provides only a limited historical basis to assess the impact that critical accounting policies may have on our business and our financial performance.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Results of Operations

As indicated in the Financial Statements included in this Report as of June 30, 2016, we had revenues of $24,984 for the 12 months period ended to June 30, 2016 and have accumulated deficit $13,990 for the same period. Also our current assets are$2,855. Our operating expenses are $44,049 and almost double our revenue. These factors raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The following table presents and compares our results of our operations for the period for the year ended June 30, 2016 and June 30, 2015.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenue	$24,984	$5,970
Total operating expenses	$44,049	$—
Profit (loss)	$(19,065)	$5,970
Shares outstanding	51,495,000	5,000,000

Seasonality and force majeure

We don’t have any seasonal or force correlation.

Revenues

For year ended June 30, 2016 we have generated revenues of $24,984; and for the year ended June 30, 2015 we generated revenues of $5,970.

Operating Expenses

Our total operating expenses increased to $44,049 for the fiscal year ended June 30, 2016, as compared to $0 for the fiscal year ended June 30, 2015.

Our largest expenses were: Legal services, Auditors, DTC solutions, OTC market fees. These expenses were primarily the result of fees associated with fulfilling the Company’s SEC reporting requirements.

We believe in a future it is possible for us to reduce these expenses because we have completed the registration and preparatory stages.

Results of Operations

As of June 30, 2016, the Company had $2,855 and as of June 30, 2015, the Company had $6,970 in cash. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Net profit

During the fiscal year ended June 30, 2016, the net loss was $19,065 and for the year ended June 30, 2015 we had a profit $5,970.

There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of June 30, 2016 and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Recently issued accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

The Company has adopted all recently issued accounting pronouncements, as disclosed in our financial statement footnotes.

Item 7A Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8 Financial Statements

TABLE OF CONTENTS

Page
Report of Registered Independent Auditor	F-2

Audited Financial Statements

Balance Sheets at June 30, 2016 and June 20, 2015	F-3

Statements of Operations for the years ended June 30, 2016 and the period February 17, 2015 (Inception) through June 30, 2015	F-4

Statements of Cash Flows for the years ended June 30, 2016 and the period February 17, 2015 (Inception) through June 30, 2015	F-5

Statements of Stockholders’ Equity from February 17, 2015 (Inception) to June 30, 2016	F-6

Notes Financial Statements	F-7 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IWEB, Inc.

We have audited the accompanying balance sheets of IWEB, Inc. (the “Company”) as of June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2016 and for the period February 17, 2015 (Inception) through June 30, 2015. IWEB, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IWEB, Inc. as of June 30, 2016 and 2015 and for the year ended June 30, 2016 and the period from February 17, 2015 (Inception) through June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has limited working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP
Edina, MN
August 29, 2016

IWEB, INC.

BALANCE SHEETS

	JUNE 30, 2016	JUNE 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$2,855	$6,970

Total assets	$2,855	$6,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$895	$895

Total liabilities	895	895

Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000 and 50,000,000 shared issued and outstanding	5,149	5,000
Additional paid in capital	10,801	(4,000)
Accumulated deficit	(13,990)	5,075

Total stockholders’ equity	1,960	6,075

Total liabilities and stockholders’ equity	$2,855	$6,970

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

STATEMENTS OF OPERATIONS

	For the year Ended June 30, 2016	For the period February 17, 2015 (Inception) through June 30, 2015
Revenue	$24,984	$5,970
Operating expenses:
Legal fees	11,645	—
Audit fees	5,500	—
Bank fees	715	—
Transfer agent fee	1,802	—
EDGAR fees	1,500	—
Other	4,887	—
DTC solutions	5,500	—
OTC market	12,500	—
Total operating expenses	44,049	—

Net income (loss) from operations before income taxes	(19,065)	$5,970

Provision for income taxes	—	$(895)

Net income (loss)	$(19,065)	$5,075

Net Income (loss) per share	—	—

Weights average of shares issued and outstanding	51,495,000	50,000,000

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

STATEMENTS OF CASH FLOW

	For the year Ended June 30, 2016	For the period February 17, 2015 (Inception) through June 30, 2015
Cash flows from operating activities:
Net income (loss)	$(19,065)	$5,075

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	—	895
Net cash provided by (used in) operating activities	(19,065)	5,970

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	14,950	1,000
Net cash provided by (used in) financing activities	14,950	1,000

Net increase in cash	(4,115)	6,970

Cash, beginning of the period	6,970	—
Cash, end of period	$2,855	$6,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements

IWEB, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM FEBRUARY 17, 2015 (INCEPTION) TO JUNE 30, 2016

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, February 17, 2015 (Inception)	—	$—	$—	$—	—
Common stock to owner on February 17, 2015 (Inception)	50,000,000	5,000	(4,000)	—	1,000
Net income For the period	—	—	—	5,075	5,075
Balance, June 30, 2015	50,000,000	5,000	(4,000)	5,075	6,075
Sale of common stock for cash	1,495,000	149	14,801	—	14,950
Net (loss) For the year ended June 30, 2016	—	—	—	(19,065)	(19,065)
Balance, June 30, 2016	51,495,000	$5,149	$10,801	$(13,990)	$1,960

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

IWEB, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February17, 2015. The primary operations of the business will be actively engaged in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites. These services seek to place customers’ website in search engine rankings for selected keywords that describe the product or service offered by the customer. This is a highly technical strategy that involves the use of algorithms for relevant content. We provide customers with the web application development services for many different computing needs. The focus of these services is the development of Web sites technology using different types of templates such as: HTML, Word Press, Web templates, Joomla.

As a start –up company, the Company had limited operating revenues through June 30, 2016. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to establishing a web business and searching for new clients.

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

Cost

Our service cost will consist primarily of the Intellectual work, time and expenses that we spent for service implement. If the execution of the order we need to purchase additional hard, software or pay for some products, it can be increase a cost of service.

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001 par value, of which 51,495,000 shares are issued and outstanding as of June 30, 2016. Total 50,000,000 shares were issued to our sole director for $1,000 and 1,495,000 for our shareholders for $14,950

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at the Chase bank. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at June 30, 2016 were within FDIC insured limits.

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

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through June 30, 2016, the Company has issued 51,495,000 Shares of common stock.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the year ended June 30, 2016, the Company had revenue $24,984 and small working capital of $2,855. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 9 - INCOME TAXES

At June 30,2016 the company has available unused net operation loss $19,065 which may be applied against future taxable income and which expire in the year 2035.

The amount of and ultimate realization of the benefits from the net operating loss carry for wards for income tax purposes is dependent , in part upon the tax laws in effect the future earnings of the company, and other future events the effect of which cannot be determined. Because uncertainty surrounding  the realization net operating loss carry forward . The company has established a valuation allowance equal to the tax effect of the net operating loss care forwards and therefore no deferred taxassets has been recognized for the net operating loss carry forwards. The net deferred tax assets are approximately $6,500 as of June 30,2016, with an offsetting valuation allowance of the same amount.

The company did not have any tax positions for with it is reasonable possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.

The tax years that remain subject to examination by major taxing jurisdictions are for years ended June 30, 2015 and 2016.

NOTE 10 – SUBSEQUENT EVENTS

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

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Disclosure Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of June 30, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of June 30, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans if possible, to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2017.

2.	We plan as funding permits, to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B Other Information

There are no further disclosures.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name	Age	Positions and Offices Held Since February 17, 2015
Dmitriy Kolyvayko	36	President, Chief Executive Officer, and Director

Dmitriy Kolyvayko, Age 36: Mr. Kolyvayko, our founder and current sole officer and director, began designing websites as a hobby almost fifteen years ago. He subsequently moved to California where he graduated from Mira Costa College in Oceanside, CA in 2008 with a specialty as a Sterile Processing Department Technician, or SPD Technician. From 2009 to 2011 he worked as a SPD Technician at Scripps Memorial hospital. From 2011 to 2015 he worked in Kaiser Hospital in San Diego. As a SPD Technician Mr. Kolyvayko was responsible for the receiving of contaminated equipment, decontaminating that equipment and then repackaging the equipment in a sterile environment. In 2015 he decided that he wanted go back to what he loved and started his web design service and founded the Company. While working as a SPD Technician, Mr. Kolyvayko had to be very organized and detailed oriented, skills that have transferred well in his running of our business.

Our Director serves of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended June 30, 2016, all reporting persons complied with all applicable Section 16(a) filing requirements.

Conflicts of Interest

The Company does not currently foresee any conflict of interest.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our director, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11 Executive Compensation

Any compensation received by our officers, directors or management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award ($)	All Other Compensation ($)	Total ($)
Dmitry Kolyvayko President, CEO, Secretary, Director	2016	Nil	Nil	Nil	Nil	Nil	Nil
	2015	Nil	Nil	Nil	Nil	Nil	Nil

Summary Compensation

Employment Contracts.

We have no employment agreements with our Director or executive officers.

No grants of stock options or stock appreciation rights were made since inception on February 17, 2015.

Long-Term Incentive Plans.

As of June 30, 2016, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

Compensation of Director

Since our incorporation on February 17, 2015 no compensation has been paid to our Director.

Item 12 Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding voting securities, our directors, our executive officers, and our executive officers and directors as a group. To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.

A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.

Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Title of class	Name of Security Holder	Amount Beneficial Ownership	Direct Ownership	Indirect Ownership	Percent of class
Common Stock	Dmitriy Kolyvayko President and Chief Executive Officer, and Director	50,000,000	50,000,000	0	97%

Total		50,000,000	50,000,000	0	97%

This table is based upon information derived from our stock records. Applicable percentages are based upon 51,495,000 shares of common stock outstanding as of the date of this Prospectus. Dmitriy Kolyvayko own 50,000,000 shares of our common stock.

Item 13 Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year, we did not enter into any transactions with our directors and persons who own more than five percent of our common stock, or with their relatives and entities they control.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14 Principal Accounting Fees and Services.

AUDIT FEES

The fees billed by our auditors, KLJ & Associates, for professional services rendered for the audit of our financial statements for fiscal year ended June 30, 2015 fees billed were $2,500. Review of our interim financial statements for the first, second and third quarters of 2015-2016 and the audit for fiscal year ended June 30, 2016 was performed by KLJ & Associates, LLP fees paid were $5,500

AUDIT-RELATED FEES

During the fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal year end June 30, 2016.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of June 30, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2015	For Fiscal Year Ended June 30, 2016
Audit Fees (see above)	$2,500	$5,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
Other Fees	$0	$0

PART IV

Item 15 Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on July 24, 2015 as part of our Registration of Securities on Form S-1.
3.2	Bylaws	Filed with the SEC on July 24, 2015 as part of our Registration of Securities on Form S-1.
31.01	Certification of Principal Executive and Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWEB, Inc.

Date: August 30, 2016	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko
President, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated..

IWEB, Inc.

Date: August 30, 2016	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko
(Principal Executive Officer and Principal Financial Officer), Director

