Form 10-Q
period 2016-09-30
IWEB, Inc.
filed 2016-10-17
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

As of September 30, 2016 there were 51,495,000 shares of common stock, par value $0.001 per share outstanding.

1

 TABLE OF CONTENTS

		Page
PART I

Item 1.	Condensed Financial Statements	F1 - F7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	2

Item 4.	Controls and Procedures	2

PART II

Item 1.	Legal Proceedings	3

Item 1A.	Risk Factors	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	3

	Signatures	4

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Table of Contents

Page
Condensed Balance Sheets (Unaudited)	F-1

Condensed Statements of Operations (Unaudited)	F-2

Condensed Statements of Cash Flows (Unaudited)	F-3

Notes to the Condensed Financial Statements	F4-F6

F-1

IWEB, INC. CONDENSED BALANCE SHEETS (UNAUDITED)
	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$19,519	$2,855

Total assets	19,519	2,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$—	$895

Total liabilities	—	895

Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000 shared issued and outstanding	5,149	5,149
Additional paid in capital	10,801	10,801
Retained earnings (deficit)	3,569	(13,990)

Total stockholders’ equity	19,519	1,960

Total liabilities and stockholders’ equity	$19,519	$2,855

The accompanying notes are an integral part of these financial statements.

F-2

IWEB, INC CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	For the three months ended September 30, 2016	For the three months ended September 30, 2015

Revenue	$28,829	$7,700

Operating expenses:
Legal fees	250	7,545
Audit fees	2,500	2,500
EDGAR	500	—
Other	16	—
Payment to Contractor	8,000	—
Transfer agent fee	4	430
Bank’s fee	—	50
Total operating expenses	11,270	10,525

Net income (loss) from operations before income taxes	17,559	(2,825)

Provision of income taxes	—	—

Net Income (Loss)	$17,559	$(2,825)

Net income per share	$—	$—

Shares outstanding	51,495,000	5,000,000

The accompanying notes are an integral part of these financial statements.

F-3

IWEB, INC. CONDENSED STATEMENTS OF CASH FLOW (UNAUDITED)
	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Cash flows from operating activities:
Net income (loss)	$17,559	$(2,825)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(859)	—
Net cash provided by (used in) operating activities	16,664	(2,825)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Net cash provided by (used in) financing activities	—	—

Net increase in cash	16,664	(2,825)

Cash, beginning of the period	2,855	6,970
Cash, end of period	$19,519	$4,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$911	$—

The accompanying notes are an integral part of these financial statements.

F-4

IWEB, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

IWEB, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February17, 2015. The primary operations of the business is actively engaged in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites. These services seek to place customers’ website in search engine rankings for selected keywords that describe the product or service offered by the customer. This is a highly technical strategy that involves the use of algorithms for relevant content. We provide customers with the web application development services for many different computing needs. The focus of these services is the development of Web sites technology using different types of templates such as: HTML, Word Press, Web templates, Joomla.

As a start –up company, the Company had limited operating revenues through September 30, 2016. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to studied possibilities to implement “Megadata” product to the other companies to increase the search result. Work with Unusual Concepts in IT industry on projects as an intermediary between our client and the final developer to create software for them.

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

Specifically for our business we considered recognizes revenue on the accrual basis, which considers revenue to be earned when the services have been performed. Revenues are recognized when the rights and responsibility for IT or software product have passed to the client. We considered gross revenue as a principal. Our revenue includes the gross amounts that come from Client for a software development service.

Cost

Our service cost will consist primarily of the Intellectual work, time and expenses that we spent for service implement. If the execution of the order we need to purchase additional hard, software or pay for some products, it can be increase a cost of service. In case when we hired the other contractor our expenses and service cost will be increase.

F-5

IWEB, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001par value, of which 51,495,000 shares are issued and outstanding as of September 30, 2016. Total 50,000,000 shares were issued to our sole director for $1,000 and 1,495,000 for our shareholders for $14,950

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at the Chase bank. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at Aeptember 30, 2016 were within FDIC insured limits.

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

F-6

IWEB, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through September 30, 2016, the Company has issued 51,495,000 shares of common stock.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the quarter ended September 30, 2016, the Company had revenue $28,829 and working capital of $19,519. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

NOTE 9 – INCOME TAXES

On September 30,2016 the company paid $911 income tax for the fiscal year ended June 30, 2015.

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

We are an early stage development business with limited revenue generating options. The company will use a variety of online marketing tools and channels including: Our website (iweblife.com) is the first step of implementing our business. Our website is complete and will update as the implementation of new orders. IWEB services available will be described on our website and our own design will show potential customers what we are capable of producing, we will also post our clients information as examples of other work we have completed. Social media has currently proven itself the most cost-effective and efficient medium to communicate with potential customers and to get the Company name and services noticed by potential customers. Due to the popularity of social media we will also use all sources of social media marketing that are available to us. This will also allow us to show our potential clients our ability to design and create, through the use of our social media account designs and website links.

We are working with any clients around the world and for now we have several international clients. Also we continue search for new domestic clients. Also we plan on establishing relationships with small businesses and through professional networking using the Internet and various community meetings and trade shows. In the future, our marketing teams will create a virtual network with our potential customers. Networking will be very helpful in bringing us references of potential clients and spreading information about our web design, advertising and SEO abilities by word of mouth. Our ability to generate advertising and referral revenue will be due n large part to our ability to get traffic to our website and social media.

1

Results of Operations For the three months ending September 30, 2016

Revenues

We generated revenues of $28,829 for the three months ended September 30, 2016. We generated revenues for the three-month period ending September 30, 2015 of $7,700.

Total operating expenses

During the three-month periods ending September 30, 2016 our total operating expenses were $11,270 and $10,525 during the three-month periods ending September 30, 2015. Our operating expenses consisted of legal, audit, tax, payment to contractor and other general administrative expenses.

Net Profit/Loss

During the three-month periods ending September 30, 2016 we had a profit $17,559 and during the three-month periods ending September 30, 2015 we had a loss $(2,825)

Going Concern Consideration

Our auditor's report dated August 25, 2016 consolidated that the Company has limited working capital.

These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Our last three months reflect net loss and our capital resources are reduced.

Liquidity and Capital Resources

For the three-month ended September 30, 2016 we had positive working capital of $19,519 in cash. We received this capital as payments from our clients. We expect to spend this capital to develop and grow the business and payments to contractor.

As of September 30, 2015, we had cash of $4,145. Cash used in operating activities for the three-month ended September 30, 2015 consisted of our net loss of $2,825.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Reg. S-K.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

2

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

No securities were issued during the three months ended September 30,2016

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWeb.Inc

Dated: October 18, 2016	By:	/s/ Dmitriy Kolyvayko
Dmitriy Kolyvayko President, CEO, CFO

4