Form 10-KT
period 2016-12-31
IWEB, Inc.
filed 2017-03-28
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2016 to December 31, 2016

Commission File Number: 333-205835

IWEB, Inc.

(Exact name of Registrant as specified in its charter)

Nevada	47-3149295
(State of incorporation)	(IRS Employer ID Number)

Unit 1&2, 3/F, Kingsford Industrial Center
13 Wai Hoi Road, Kowloon Bay
Kowloon, Hong Kong

(Address of principal executive offices)

+825-23680129

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Transition Report on Form 10-K or any amendment to this Transition Report on Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015 was NIL based upon the price ($0.00) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board under the symbol “IWBB”

As of March 28, 2017, there were 51,495,000 shares of our common stock issued and outstanding.

PART I

Forward-Looking Statements

This Transition Report, including information included or incorporated by reference in this Transition Report or any supplement to this Transition Report, may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and information relating to us that are based on the beliefs of management as well as assumptions made by and information currently available to management. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “may,” “will,” “expects,” believes,” “plans,” “estimates,” “potential,” or “continue,” or the negative thereof or other and similar expressions. In addition, in some cases, you can identify forward-looking statements by words or phrases such as “trend,” “potential,” “opportunity,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions: our prospects, resources or capabilities; current or future financial trends; future operating results; future plans for introduction of new services; and anticipated demand for our new and existing services. Forward-looking statements also include any statements related to our expectations regarding future business and financial performance or conditions, anticipated sales growth, expenses and gross margins, profits or losses, and financing and working capital requirements and resources. These forward-looking statements, and others we make from time-to-time, are subject to a number of risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those contemplated by any forward looking statements. Subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Transition Report and other reports filed with the Securities and Exchange Commission (the “SEC”). All forward-looking statements speak only as of the date of this Transition Report or, in the case of any documents incorporated by reference in this Transition Report, the date of such document, in each case based on information available to us as of such date, and we assume no obligation to update any forward-looking statements, except as required by law.

Item 1. Business

Overview of Our Business

IWeb Inc. (referred to in this Transition Report as “IWeb,” the “Company,” “we”, “our”, or “us”) is an IT services company that designs web sites for clients, manages advertising campaigns and is in the process of developing and becoming a provider of better search engine optimization (“SEO”) software and techniques to smaller clients.

On January 5, 2017, our Board of Directors approved an amendment to the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2016. The transition period resulting from this change and which is covered by this Transition Report on Form 10-K is July 1, 2016 to December 31, 2016 (the “Transition Period”).

We have developed our business plan, as follows:

Completed our website;

Build websites for our clients;

Search for potential clients within and outside of the United States;

Communications with old clients about references;

Business diversification; and

Working on electronic apps.

During the Transition Period, we were engaged in many projects, including but not limited to the following:

Created websites for our clients;

Continued to work with our existing clients;

Participated in the development of an individual electronic log-book for truck drivers;

Provided business ideas and consultations for the “Rasty” loyalty program based upon feedback for return clients;

Extending our area of business into computer software development and maintenance:

Provided graphic and web design services; and

Studied the possible implementation of the “Megadata” product to the certain clients to increase the search result hits for such clients.

Industry Background

The technical consulting and web design industry has been increasing in size over the last five years. Rapid increases and developments in computer technology have caused the average user to rely on computer professionals to handle their web development, Internet marketing, and search engine optimization needs. IT services companies help clients use computers, software, and communications systems more efficiently. IT firms provide a variety of associated services, including those aimed at increasing the efficiency of business operations.

As demand for web design and search engine optimization increases, our management expects that the number of businesses operating within this market will continue to grow. We will seek to capitalize on the pay-per-click (“PPC”) and SEO trends by assisting companies in the design of their website, the development and implementation of our SEO programs and by managing PPC marketing campaigns. We expect that these services will provide the Company with an ongoing stream of revenue on a month-to-month basis.

Products & Services

We currently offer web application development services for many different computing needs. We use different types of templates such as: HTML, Word Press, MotoCMS HTML, OpenCart to websites development.

Website Development

Our primary revenue creator for our business is currently the development of website applications, including customized websites for small to medium sized businesses. We anticipate that these services will continue to be our largest revenue generator in the near future. Customers that use our services will be seeking to develop an expansive e-commerce, or application intensive website. Through our areas of expertise, we will be able to provide small, and medium sized businesses with enterprise level applications customizable for any purpose.

Search Engine Optimization (SEO)

We intend in the future to provide SEO services. SEO services work by examining the keywords of any given website, and then applying these keywords to search engines in which the Company would enroll its customers. This service will provide users with the ability to appear with heightened visibility on the direct search engine results for their selected keywords.

Search engines such as Google, Yahoo, MSN, Ask.com, and many others use complicated algorithms to rank specific websites based on their relevance to the keyword. By adding keyword rich content to a website, the Company will be able to proactively increase visibility of a customer’s website by integrating their keywords into select search directories.

Many popular programs were created for the purpose of simplifying and accelerating the development process of web-based applications. These programs were not oriented to process big data fast and efficiently. This is why most web applications become slow, complicated, and require permanent server support.

We value strategic partnerships and see such partnerships as a way of accessing a new client base through minimal marketing efforts while creating a stronger value proposition for these potential clients. We are in the process of developing a strategic partnership with Unusual Concepts, to whom we are currently providing services.

We are a developing company and have generated minimal revenue to date. We currently have no employees.

Dependence Upon Currents Clients

We do not currently have any long-term permanent clients and are dependent on continuing to develop new clients that generate current orders. We are working to diversify our business in order to increase our business opportunities and decrease our reliance on any given client. During the Transition Period, we generated revenues from one customer, Unusual Concepts.

Fees

Our pricing depends on the complexity of the work, our expenses and the time needed for its implementation.

Our Strategy

IWEB Inc., is a corporation in a stage of early development that was formed in the State of Nevada on February 17, 2015. Our strategy is to design web sites for clients, manage advertising campaigns and to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients. We plan on being actively engaged in in providing high impact internet marketing strategies to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies.

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

Once we have established our web design, advertising and SEO portion of our business we intend to explore the design and development of mobile applications for ourselves and customers.

The Company has plans to help customers manage their monthly advertising expenditures through pay-per-click, or PPC advertising, which allows business owners to immediately appear on the first page of a web search. By using pay-per-click, a company can automatically increase the presence of its website; we feel that this avenue of growth to a new business can be very important, as the business could generate highly predictable advertising fees on a month to month basis for these services.

As discussed in Note 1 to the financial statements, we have generated minimal cash flow from operations and have accumulated losses since inception.   At this early stage of development, our management is continuing to devote most of its activities to the development and marketing of the Company’s products and services.  The financial statements have been prepared on a going concern basis, which implies that IWeb will continue to realize its assets and discharge its liabilities in the normal course of business.  IWeb is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future.  There is no guarantee that IWeb will be able to raise any equity financing or generate profitable operations.

Cost of Service

Amounts that are recorded as cost of services relate to our time that we spent or assume we will spend for the project. Also, sometimes we have to buy new or upgrade existing software.

Our Competition and Industry

The online content and media market we participate in is new, rapidly evolving and intensely competitive. Competition is expected to intensify in the future as more companies enter the space. We compete for business on a number of factors including return on marketing investment, price, access to targeted audiences and quality of services provided. Competition in the online advertising and marketing industry is also highly fragmented. Our competition is any company that provides one or more of our company’s core service offerings.

Our competition includes advertising firms, public relations companies, web design companies, graphic design companies, and SEO firms.  Our competitors range in size from small, local independent firms and individuals to very large conglomerates. Such fragmentation can mean that a small business owner can employ more than one advertising and marketing agency to get a needed mix of web design and online marketing services for their desired budget. The online media marketing industry is always evolving with thousands of new competitors entering the market every year. It is becoming very difficult for companies to distinguish themselves in the market and gain new customers.

We face additional competition from in-house service providers as many businesses are deciding to design their own websites and execute online advertising campaigns themselves, reducing the number of potential customers. There are a large number of companies that provide website templates that a business can purchase and alter easily, without the need to hire a web development company. While basic coding knowledge is needed to effectively customize a template and incorporate social management and monitoring solutions to fit an individual business’s needs, many new businesses are choosing to use an existing template versus paying for a new website design.

Our Company is also subject to other competitive risks of early stage and commercial businesses generally, and of technology businesses in particular, including competing in an environment where other companies may be better financed or have more experience than the Company.

Regulation

We are not directly subject to federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. It is possible that new laws and regulations may be passed affecting online commerce. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic marketing may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or to require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in web usage and reduce the demand for our products.

We are not certain how our business may be affected by the application of existing laws governing issues such as privacy and security, property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

Rules and regulations apply mainly to online retailers and other businesses that perform consumer transactions by collecting customer data. However, even if we do not sell anything online, laws covering digital rights and online advertising may still apply to us.

Other Opportunities

Our management is currently exploring other opportunities for the Company, including, but not limited to, licensing arrangements, acquisitions, mergers, and/or joint ventures.

Employees

As of December 31, 2016, we had three part-time employees staffed in executive, management and administrative capacities.

Item 1A Risk Factors

Smaller reporting companies are not required to provide the information called for by this Item 1A.

You should carefully consider the risks described in this Transition Report as well as the other information provided to you in this document, and those risk factors described in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on July 24, 2015 (Registration No. 333-205835).

Item 1B Unresolved Staff Comments

None.

Item 2. Properties

No properties are materially important to the Company’s business operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material legal proceedings, and to our knowledge none is threatened. There can be no assurance that future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the OTC markets since March 1, 2016 under the ticker symbol IWBB. There has been no active trading in the Company's securities by December 31, 2016 there had been no bid or ask prices quoted.

	High	Low
For the Transition Period

First Quarter	0.01	0.01

Second Quarter	0.01	0.01

Holders

As of December 31, 2016, there were 51,495,000 shares of the Company’s common stock issued and outstanding, which were held by 7 stockholders of record.

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

Use of Proceeds

On September 23, 2015, the SEC declared effective our registration statement on Form S-1 (Reg. No. 333-205835) in connection with our initial public offering. The registration statement related to 1,250,000 shares of our common stock, par value $0.0001 per share. Over a period of 180 days, we did not sell any shares of our common stock.

Share Repurchases

During the six months ended December 31, 2016, there were no purchases of shares of common stock made by, or on behalf of, the Company as defined by Rule 10b-18 of the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Transition Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Transition Report. This MD&A contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of uncertainties and risk factors.

In this MD&A, when financial results for the Transition Period are compared to financial results for the prior year period, the results compare the audited six-month period ended December 31, 2016 to the unaudited results for the six-month period ended December 31, 2015.

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

Results of Operations

As indicated in the Financial Statements included in this Transition Report, as of December 31, 2016, we had revenues of $91,774 for the six month period ended December 31, 2016, and have accumulated a deficit of $1,546. Operating expenses were $93,320 during this period. These results raise substantial doubt that we will be able to continue operations as a going concern. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment.

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

The following table presents and compares our results of our operations for the six months ended December 31, 2016 and six months ended December 31, 2015.

	Six Months Ended December 31,
	2016	2015
		(unaudited)
Revenue	$91,774	$11,682
Total operating expenses	$93,320	$20,478
Profit (loss)	$(1,546)	$(8,796)
Shares outstanding	51,495,000	51,495,000

Revenues

For the six months ended December 31, 2016, we generated revenues of $91,774; and for the six months ended December 31, 2015, we generated revenues of $11,682. The increase in revenue was primarily due to our expanded operations.

Operating Expenses

Our total operating expenses increased to $93,320 for the six months ended December 31, 2016, as compared to $20,478 for six months ended December 31, 2015. The increase in operating expenses was primarily due to our expanded operations.

Our operating expenses consisted of legal, audit, tax, payment to contractor and other general administrative expenses.

Results of Operations

As of December 31, 2016, the Company had $414 in cash, and as of June 30, 2016, the Company had $2,855 in cash. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

Net Loss

During the six months ended December 31, 2016, the net loss was $1,546 and for six months ended December 31, 2015 we had a loss $8,796.

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

Year Ended June 30, 2016 Compared to Year Ended June 30, 2015

The following table presents and compares our results of our operations for the period for the year ended June 30, 2016 and June 30, 2015.

	Year Ended June 30, 2016	Year Ended June 30, 2015
Revenue	$24,984	$5,970
Total operating expenses	$44,049	$—
Profit (loss)	$(19,065)	$5,970
Shares outstanding	51,495,000	5,000,000

Seasonality

We do not have any seasonal or force correlation.

Revenues

For year ended June 30, 2016 we have generated revenues of $24,984; and for the year ended June 30, 2015 we generated revenues of $5,970. The increase was primarily due to our expanded operations.

Operating Expenses

Our total operating expenses increased to $44,049 for the fiscal year ended June 30, 2016, as compared to $0 for the fiscal year ended June 30, 2015. The increase is primarily due to our expanded operations.

Our largest expenses were: Legal services, Auditors, DTC solutions, OTC market fees. These expenses were primarily the result of fees associated with fulfilling the Company’s SEC reporting requirements.

We believe in a future it is possible for us to reduce these expenses because we have completed the registration and preparatory stages.

Results of Operations

As of June 30, 2016, the Company had $2,855 in cash and as of June 30, 2015, the Company had $6,970 in cash. We believe that such funds will not be sufficient to effectuate our plans with respect the Company’s business over the next twelve months. We will need to seek additional capital for the purpose of financing our marketing efforts.

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

Going Concern Consideration

While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development this business or services that will generate sufficient revenues to earn a profit and sustain the operations of the Company. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating expense since inception, had small working capital as of December 31, 2016 and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IWEB, Inc.

We have audited the accompanying balances sheet of IWEB, Inc. (the “Company”) as of December 31, 2016 June 30, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for the six months ended December 31, 2016 for the year ended June 30, 2016 and for the period February 17, 2015 (Inception) through June 30, 2015. IWEB, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IWEB, Inc. as of December 31, 2016, June 30, 2016 and 2015, the results of their operations and their cash flows for the six moths ended December 31, 2016, year ended June 30, 2016 and the period from February 17, 2015 (Inception) through June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

March 27, 2017

5201Eden Avenue

Suite 300

Edina, MN 55436

630.277.2330

IWEB, INC.

BALANCE SHEETS

	December 31, 2016	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$414	$2,855	$6,970

Total assets	$414	$2,855	$6,970

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued expenses	$-	$895	$895

Total liabilities	-	895	895

Stockholders’ equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000, 51,495,000 and 50,000,000shared issued and outstanding	5,149	5,149	5,000
Additional paid in capital	10,801	10,801	(4,000)
Accumulated deficit	(15,536)	(13,990)	5,075

Total stockholders’ equity	414	1,960	6,075

Total liabilities and stockholders’ equity	$414	$2,855	$6,970

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

STATEMENTS OF OPERATIONS

	For the six months Ended December 31, 2016	For the year Ended June 30, 2016	For the period February 17, 2015 (Inception) through June 30, 2015
Revenue	$91,774	$24,984	$5,970
Operating expenses:
Legal fees	250	11,645	-
Audit fees	3,600	5,500	-
Bank fees	170	715	-
Transfer agent fee	4	1,802	-
EDGAR fees	1,000	1,500	-
Other	8,116	10,387	-
Payment to Contractor	80,180	-	-
OTC market	-	12,500	-
Total operating expenses	93,320	44,049	-

Net income (loss) from operations before income taxes	$(1,546)	$(19,065)	$5,970

Provision for income taxes	$-	$-	$(895)

Net income (loss)	$(1,546)	$(19,065)	$5,075

Net Income (loss) per share	-	-	-

Weights average of shares issued and outstanding	51,495,000	51,495,000	50,000,000

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

STATEMENTS OF CASH FLOW

	For the six months Ended December 31, 2016	For the year Ended June 30, 2016	For the period February 17, 2015 (Inception) through June 30, 2015
Cash flows from operating activities:
Net income (loss)	$(1,546)	$(19,065)	$5,075

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(895)	-	895
Net cash provided by (used in) operating activities	(2,441)	(19,065)	5,970

Cash flows from investing activities:
Net cash used in investing activities	-	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	-	14,950	1,000
Net cash provided by (used in) financing activities	-	14,950	1,000

Net increase (decrease) in cash	(2,441)	(4,115)	6,970

Cash, beginning of the period	2,855	6,970	-
Cash, end of period	$414	$2,855	$6,970

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$911	$-	$-

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FROM FEBRUARY 17, 2015 (INCEPTION) TO DECEMBER 31, 2016

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity
Balance, February 17, 2015 (Inception)	-	$-	$-	$-	-
Common stock to owner on February 17, 2015 (Inception)	50,000,000	5,000	(4,000)	-	1,000
Net income For the period	-	-	-	5,075	5,075
Balance, June 30, 2015	50,000,000	5,000	(4,000)	5,075	6,075
Sale of common stock for cash	1,495,000	149	14,801	-	14,950
Net (loss) For the year ended June 30, 2016	-	-	-	(19,065)	(19,065)
Balance, June 30, 2016	51,495,000	$5,149	$10,801	$(13,990)	$1,960
Net (loss) For the six months ended December 31, 2016	-	-	-	(1,546)	(1,546)
Balance, December 31, 2016	51,495,000	$5,149	$10,801	$(15,536)	$414

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

IWEB, INC. (the “Company”) was incorporated under the laws of the State of Nevada on February17, 2015. The primary operations of the business will be actively engaged in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites. These services will seek to place customers’ website in search engine rankings for selected keywords that describe the product or service offered by the customer. This is a highly technical strategy that involves the use of algorithms for relevant content. We provide customers with the web application development services for many different computing needs. The focus of these services is the development of Web sites technology using different types of templates such as: HTML, Word Press, Web templates, Joomla. On December 12, 2016, 49,995,000 shares of the common stock of the Company, representing 97.08% of the Company’s issued and outstanding shares of common stock at that time, were sold by Dmitriy Kolyvayko in a private transaction to Mr. Wai Hok Fung (the “Transaction”) for an aggregate purchase price of $380,000. In connection with the Transaction, Mr. Kolyvayko released the Company from certain liabilities and obligations arising out of his service as a director and officer of the Company.

As a start–up company, the Company had limited operating revenues through December 31, 2016. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to the performance of work for, and development of a potential joint project with, Unusual Concepts.

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

Specifically for our business we consider recognizes revenue on the accrual basis, which considers revenue to be earned when the services have been performed. Revenues are recognized when the rights and responsibility for websites have passed to the client. We considered gross revenue as a principal. Our revenue includes the gross amounts that come from client for web service.

Cost

Amounts that are recorded as cost of services relate to expenses incurred for our service processes. Such costs are recorded and allocated as incurred. Our service costs consist primarily of expenses related to the development and implementation of our service, such as consulting time that we spend or anticipate spending on a project.

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Net income per common share

Basic income per common share is computed based upon the weighted average number of common shares outstanding during the period.

Cash equivalents

The Company considers all highly liquid instruments to work in cash equivalent segment. The Company's bank accounts are deposited in JPMorgan Chase financial institutions.

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

NOTE 3 – COMMON STOCK ISSUED AND OUTSTANDING

The Company has authorized 75,000,000 common shares at $0.0001 par value, of which 51,495,000 shares were issued and outstanding as of December 31, 2016. An aggregate of 50,000,000 shares were issued to our sole director for a purchase price of $1,000 on February 17, 2015, and we sold 1,495,000 shares to certain shareholders during the three month period October 1, 2015 through December 31, 2015 for an aggregate purchase price of $14,950.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature.

NOTE 5 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in our JPMorgan Chase bank account. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at December 31, 2016 were within FDIC insured limits.

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

IWEB, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY

From the Company’s inception on February 17, 2015 through December 31, 2016, the Company had issued 51,495,000 Shares of common stock.

NOTE 8 – GOING CONCERN

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the six months ended December 31, 2016, the Company had revenue $91,774 and small working capital of $414. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

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

NOTE 9 - INCOME TAXES

On December 31, 2016 the company paid $911 income tax for the fiscal year ended June 30, 2015.

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

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of December 31, 2016, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2016, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of December 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Transition Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2017.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

Item 9B. Other Information

There are no further disclosures.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Name of Current Director and/or Executive Officer	Age	Position(s)
Wai Hok Fung	40	President, Chief Executive Officer, and Director
Wai Lung Yee	42	Director
Cheng Kim Sing	41	Secretary, Treasurer, Chief Financial Officer, and Director

Mr. Wai, 40, currently serves as a director of SGOCO Group Ltd. (NASDAQ: SGOC), focusing on display and computer products and energy saving products and services. Mr. Wai has also served as a director of Wahfong Industrial Development Co., Ltd., a manufacturing company located in the PRC producing women’s clothing, since 2002, and as a director of Hebort International Limited, an exporter and wholesaler of wine, cigarettes and other products, since 2006. Mr. Wai provides consulting services from time to time to companies exploring mining and energy projects internationally. Mr. Wai received his high school certificate from the Jockey Club TI-I College in Hong Kong in 1996, his Diploma of Account and Finance from the Sydney Institute of Business and Technology in 1998, and his Bachelor of Account and Finance from Macquarie University in Sydney, Australia, in 2002.

Ms. Wai, 42, prior to her appointment had served as a director of Wahfong Industrial Development Co., Ltd., a manufacturing company located in the PRC producing women’s clothing from 1992 to recent. From 2014 to recent, she served as a director of RSY Jewelry Shop, a jewelry retailer located in the PRC, and as a director of the Luk Fook Jewelry Shop operating in Hong Kong and the PRC from 2010 to recent. Ms. Wai received her secondary school certificate in 1992 from the Kwun Tong Government Secondary School in Hong Kong.

Mr. Cheng, 41, previously served as the Finance Manager of Good View Fruits Co. Ltd., a fruit manufacturer, distributor and retailer based predominantly in Hong Kong, from December, 2008 to July, 2016. He served as the Assistant Manager of Wofoo Plastics Ltd., a plastic manufacturing company located in Hong Kong, from April, 2007 to September, 2008. Mr. Cheng has received and holds a number of degrees and certifications, including but not limited to his Master of Professional Accounting degree from Hong Kong Polytechnic University in 2003, his Master of Accountancy degree from Jinan University in China in 2004, his Master of Business Administration degree from Hong Kong Baptist University in 2006 and his Master of Laws degree from Renmin University of China in 2010. Mr. Cheng is also a certified public accountant in the PRC and Hong Kong, a certified information systems auditor, a certified internal auditor and a certified fraud examiner in the USA.

Ms. Wai is the sister of Mr. Wai. No other family relationships exist among Mr. Wai, Ms. Wai and Mr. Cheng.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based solely on our review of the copies received by us and on the written representations of certain reporting persons, we believe that all such Section 16(a) filing requirements were timely met during the Transition Period, except for the following reports: (1) the Form 3 for Kim Sing Cheng disclosing his appointment as a director of the Company was filed on February 9, 2017; (2) the Form 3 for Wai Hok Fung disclosing his appointment as a director of the Company was filed on February 7, 2017; (3) the Form 4 for Wai Hok Fung disclosing his status as a shareholder owning more than 10% of the Company’s issued and outstanding common stock was filed on February 7, 2017; and (4) the Form 3 for Wai Lung Yee disclosing her appointment as a director of the Company was filed on February 9, 2017.

Code of Ethics

The Company has not adopted a Code of Ethics that applies to the Company’s executive officers given its early stage of development.

Item 11. Executive Compensation

Any compensation received by our officers, directors or management personnel will be determined from time to time by our Board of Directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

				Stock	Option	All Other
	Year	Salary	Bonus	Awards	Award	Compensation	Total
Name and Principal Position		($)	($)	($)	($)	($)	($)
Wai Hok Fung President, CEO, Director	2016	-	-	-	-	-	-
	2015	-	-	-	-	-	-

Cheng Kim Sing Secretary, Treasurer and CFO, Director	2016
	2015

Summary Compensation

We have no employment agreements with our directors or executive officers.

No grants of stock options or stock appreciation rights have been made since our inception on February 17, 2015.

As of December 31, 2016, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control. We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our directors or executive officers holds options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 17, 2015, no compensation has been paid to our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following sets forth information as of March 28, 2017 , regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our named executive officers, (iii) each of our directors and (iv) all of our executive officers and directors as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o IWeb Inc., Unit 1&2, Kingsford Industrial Center, 13 Wai Hoi Road, Kowloon Bay, Kowloon, Hong Kong.

As of March 28, 2017, there were 51,495,000 shares of our common stock issued and outstanding.

Title of class	Name of Security Holder	Amount Beneficial Ownership	Direct Ownership	Indirect Ownership	Percent of class
Common Stock	Wai Hok Fung President and Chief Executive Officer, and Director	49,995,000	49,995,000	0	97 .1%

Total		49,995,000	49,995,000	0	97 .1%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The fees billed by our auditors, KLJ & Associates, for professional services rendered for the audit of our financial statements for sixth month period ended December 31, 2016, were $3,600. Review of our interim financial statements for the first, second and third quarters of 2015 and 2016 and the audit for fiscal year ended June 30, 2016 was performed by KLJ & Associates, LLP fees paid were $5,500.

AUDIT-RELATED FEES

During the Transition Period, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There was no tax preparation fees billed for the Transition Period.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of December 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

The pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended June 30, 2016	For Six Months Ended December 31, 2016
Audit Fees (see above)	$5,500	$3,600
Audit Related Fees	$0	$0
Tax Fees	$0	$0
Other Fees	$0	$0

PART IV

Item 15. Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWEB, Inc.

Date: March 28, 2017	By:	/s/ Wai Hok Fung
Wai Hok Fung
President, Chief Executive Officer,and Director (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Transition Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wai Hok Fung	President, Chief Executive Officer, and Director	March 28, 2017
Wai Hok Fung	(Principal Executive Officer)

/s/ Cheng Kim Sing	Secretary, Treasurer, Chief Financial Officer, and Director	March 28, 2017
Cheng Kim Sing	(Principal Financial Officer)

/s/ Wai Lung Yee	Director	March 28, 2017
Wai Lung Yee

