Form 10-Q
period 2017-03-31
IWEB, Inc.
filed 2017-05-05
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 3, 2017, there were 51,495,000 shares of common stock, par value $0.001 per share outstanding.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

IWEB, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$76	$414

Total assets	$76	$414

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accrued expenses	$26,767	$-
Short-term Debt – Related Party	27,680	-

Total liabilities	54,447	-

Stockholders’ (deficit) equity
Common stock, $0.0001 par value; 75,000,000 shares authorized; 51,495,000 shares issued and outstanding	5,149	5,149
Additional paid in capital	10,801	10,801
Accumulated deficit	(70,321)	(15,536)

Total stockholders’ (deficit) equity	(54,371)	414

Total liabilities and stockholders’ (deficit) equity	$76	$414

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue	$64,002	$8,800
Cost of revenue	(60,000)	-
Gross profit	4,002	8,800
Operating expenses:
Legal fees	14,616	500
Audit fees	5,000	1,000
Bank fees	140	65
Transfer agent fee	421	65
EDGAR fees	21,730	500
Other	6,880	775
DTC solutions	-	5,500
OTC market	10,000	12,500
Total operating expenses	58,787	20,905

Net loss from operations before income taxes	(54,785)	(12,105)

Provision for income taxes	-	-

Net loss	$(54,785)	$(12,105)

Net loss per share	-	-

Weights average of shares issued and outstanding	51,495,000	51,495,000

The accompanying notes are an integral part of these financial statements.

 IWEB, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(54,785)	$(12,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	26,767	-
Net cash used in operating activities	(28,018)	(12,105)

Cash flows from financing activities:
Proceeds from short-term debt – Related Party	27,680	-
Net cash provided by financing activities	27,680	-

Net decrease in cash	(338)	(12,105)

Cash, beginning of the period	414	13,124
Cash, end of period	$76	$1,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS

IWEB, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2015. The primary operations of the business will be to actively engage in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites. These services will seek to place customers’ websites in search engine rankings for selected keywords that describe the products or services offered by such customers. This is a highly technical strategy that involves the use of algorithms for relevant content. We provide customers with the web application development services for many different computing needs. The focus of these services is the development of Web sites technology using different types of templates such as: HTML, Word Press, Web templates, Joomla. On December 12, 2016, 49,995,000 shares of the common stock of the Company, representing 97.08% of the Company’s issued and outstanding shares of common stock at that time, were sold by Dmitriy Kolyvayko in a private transaction to Mr. Wai Hok Fung (the “Transaction”) for an aggregate purchase price of $380,000. In connection with the Transaction, Mr. Kolyvayko released the Company from certain liabilities and obligations arising out of his service as a director and officer of the Company.

As a start–up company, the Company had limited operating revenues through March 31, 2017. The revenue was generated from clients’ payments. The Company is currently devoting substantially all of its present time to the performance of work for, and development of a potential joint project with Unusual Concepts, which is currently our only customer.

On January 5, 2017, the Company’s Board of Directors approved an amendment to the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The interim condensed financial information as of and for the three month period ended March 31, 2017 and 2016 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with U.S. GAAP have not been included. The interim condensed financial information should be read in conjunction with the Financial Statements and the notes thereto included in the Company’s Transition Report on Form 10-K for the transition period from July 1, 2016 to December 31, 2016, previously filed with the SEC on March 28, 2017.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s interim condensed financial position as of March 31, 2017, its interim condensed results of operations and cash flows for the three month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Revenue recognition

Revenue is recognized in compliance with ASC Topic 605, “Revenue Recognition.”

Specifically for the Company’s business, revenue is recognized on the accrual basis, which considers revenue to be earned when a formal arrangement exists, the price is fixed or determinable, the services have been performed and no other significant obligations of the Company exist and collectability is reasonably assured. Revenues are recognized when the rights and responsibility for websites have passed to the client. The Company considered gross revenue as a principal. Its revenue includes the gross amounts that come from client for web service.

Cost

Amounts that are recorded as cost of services relate to expenses incurred for the Company’s service processes. Such costs are recorded and allocated as incurred. The Company’s service costs consist primarily of expenses related to the development and implementation of its services, such as consulting time that it spends or anticipates spending on a project.

Net loss per common share

Basic loss per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted loss per share for all the periods presented was the same as basic loss per share as there were no potential dilutive equity instruments.

Cash equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

New Accounting Pronouncements

In May 2014, the FASB issued No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect that these ASUs will have on its financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

NOTE 3 – SHORT-TERM DEBT – RELATED PARTY

The Company’s short-term debt from related party consisted of the following:

	March 31, 2017	December 31, 2016

Loan from President, Chief Executive Officer and Director	$27,680	$-

The loan is interest free, unsecured and is payable on demand.

NOTE 4 – ACCRUED EXPENSES AND OTHER PAYABLES

The Company’s accrued expenses and other payables consisted of the following:

	March 31, 2017	December 31, 2016

Accrued professional fees	$26,767	$-

NOTE 5 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents and short-term debt from related party approximate their fair values due to their short-term nature.

NOTE 6 – CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in JPMorgan Chase Bank, N.A. The balance, at any given time, may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits of $250,000 per institution. The Company’s cash balances at March 31, 2017 and December 31, 2016 were each within FDIC insured limits.

For the three month periods ended March 31, 2017 and 2016, all the Company’s revenues were derived from one customer in Norway. The Company engaged an unrelated individual in Norway to perform the services.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized 75,000,000 common shares, $0.0001 par value per share. From the Company’s inception on February 17, 2015 through March 31, 2017, the Company had issued 51,495,000 shares of common stock.

During each of the three-month periods ended March 31, 2017 and 2016, the Company did not issue any common stock.

NOTE 9 – GOING CONCERN

The Company had a working capital deficiency, net liabilities and recorded a loss in the current period. These factors raise substantial doubts about the Company’s ability to continue as a going concern.

The Company plans to raise additional funds through financing, either though financing from its shareholders, a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that the Company will be successful in obtaining further financing on terms acceptable to the Company.

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company’s ability to continue as a going concern.

NOTE 10 – INCOME TAXES

The Company is subject to a statutory tax rate of 34% under U.S. tax law.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income statutory tax rates to pretax loss as follows:

	For the three months ended
	March 31, 2017	March 31, 2016

Loss before income taxes	(54,785)	(12,105)
Tax benefit at statutory rates	18,627	4,116
Change in valuation allowance	(18,627)	(4,116)

Provision for income taxes	$-	$-

Net deferred tax assets consist of the following components:

	March 31, 2017	December 31, 2016
Deferred tax asset:
Net operating loss carry forward	23,909	5,282
Valuation allowance	(23,909)	(5,282)

Net deferred tax asset	$-	$-

The Company has accumulated net operating loss carryovers of approximately $70,321 as of March 31, 2017, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2035. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the period covered by this report through the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred, other than noted in the paragraph above, that require recognition or disclosure in the financial statements.

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

For a description of such risks and uncertainties, refer to Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 24, 2015. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

IWeb Inc. is a corporation in a stage of early development that was formed in the State of Nevada on February 17, 2015. Our strategy is to design web sites for clients, manage advertising campaigns and to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients. We plan on being actively engaged in providing high impact internet marketing strategies to small internet based businesses and people seeking to create websites. We believe that there is a niche in this area as smaller companies are not coveted by the big internet advertising firms and they cannot afford to pay the higher fees demanded by large SEO web design companies.

When we design and create a website and marketing campaign for a customer, we believe we are building an online identity for that customer and thereby, allowing the formation of a potential consumer audience wishing to purchase that customers product or service.  We will discuss and work with the customer to establish a brand identity that clearly communicates our customers’ core values as well as making it instantly recognizable.

Once we have established our web design, advertising and SEO portions of our business, we intend to explore the design and development of mobile applications for ourselves and customers.

We have plans to help customers manage their monthly advertising expenditures through pay-per-click, or PPC advertising, which allows business owners to immediately appear on the first page of a web search. By using pay-per-click, a company can automatically increase the presence of its website; we feel that this avenue of growth to a new business can be very important, as the business could generate highly predictable advertising fees on a month to month basis for these services.

As discussed in Note 9 to the financial statements, we had a working capital deficiency, net liabilities and recorded a loss in the current period. These factors raise substantial doubts about our ability to continue as a going concern.

We plan to raise additional funds through financing, either though financing from our shareholders, a stock offering, or standard or convertible debt, in the future to meet our daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us.

On January 5, 2017, our Board of Directors approved an amendment to our Bylaws to change our fiscal year end from June 30 to December 31, effective as of December 31, 2016.

Results of Operations For the three months ended March 31, 2017

Revenues

We generated revenues of $64,002 and $8,700 for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to the increase in services provided to our customer.

Cost of revenue

Cost of revenue consists of costs paid to our contractors. We incurred cost of revenue of $60,000 in the three months ended March 31, 2017, compared to no cost of revenue in the same period in 2016. The increase was mainly due to our increased use of contractors in providing services to our customer.

Operating expenses

During the three-month periods ended March 31, 2017 and 2016, our total operating expenses were $58,787 and $20,905, respectively. The increase in 2017 was primarily due to an increase in compliance-related costs incurred in relation to our change in fiscal year end from June 30 to December 31, which was approved by our Board of Directors in January 2017.

We expect that these expenses may decrease in the future as we have completed the change to our fiscal year end.

Net loss

During the three-month periods ended March 31, 2017 and 2016, we had a net loss $54,785 and $12,105, respectively.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

As discussed in Note 9 to the financial statements, we had a working capital deficiency, net liabilities and recorded a loss in the current period. These factors raise substantial doubts about our ability to continue as a going concern.

We plan to raise additional funds through financing, either though financing from its shareholders, a stock offering, or standard or convertible debt, in the future to meet its daily cash demands if required. However, there can be no assurance that we will be successful in obtaining further financing on terms acceptable to us.

The accompanying financial statements and notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to our ability to continue as a going concern.

Liquidity and Capital Resources

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2017 and 2016:

	For the three months ended
	March 31, 2017	March 31, 2016

Net cash used in operating activities	$(28,018)	$(12,105)
Net cash provided by financing activities	27,680	-
Net decrease in cash	$(338)	$(12,105)

As of March 31, 2017, and December 31, 2016, our total assets, comprising cash and cash equivalents, were $76 and $414, respectively.

As of March 31, 2017, we had total liabilities of $54,447. We did not have any liabilities as of December 31, 2016. The increase in total liabilities was primarily due to loan from our President, Chief Executive Officer and Director, and accrued professional fees.

As of March 31, 2017, we had a working capital deficiency of $54,371 compared with a net working capital surplus of $414 as of December 31, 2016. The increase in the working capital deficiency was primarily due to increased compliance-related costs incurred in relation to our change in fiscal year end from June 30 to December 31, which was approved by our Board of Directors in January 2017.

Cash Flow from Operating Activities

During the three months ended March 31, 2017 and 2016, we used $28,018 and $12,105, respectively, of cash in operating activities primarily due to our loss incurred in these periods.

Cash Flow from Investing Activities

We did not use any funds for investing activities in the three months ended March 31, 2017 or 2016.

Cash Flow from Financing Activities

During the three months ended March 31, 2017, we received $27,680 from a loan from our President, Chief Executive Officer and Director, which is interest-free and payable on demand. We did not incur any cash flows from financing activities during the three months ended March 31, 2016.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of March 31, 2017, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2017, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Despite the material weaknesses and deficiencies reported above, our management believes that our financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any legal proceeding, nor are we aware of any threatened actions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.3	Amendment to Bylaws	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWeb, Inc.

Date: May 5, 2017	By:	/s/ Wai Hok Fung
Wai Hok Fung
President, Chief Executive Officer, and Director (principal executive officer)

