Form 10-Q
period 2017-06-30
IWEB, Inc.
filed 2017-08-14
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-205835

IWEB, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	47-3149295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

121/34, RS Tower, 8th Floor

Ratchadaphisek Road, Din Daeng Sub-district, din Daeng District,

Bangkok, Thailand

(Address of principal executive offices, Zip Code)

+662-248-2436

(Registrant’s telephone number, including area code)

                                                             None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	75,000,000

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (Unaudited) AND DECEMBER 31, 2016

(In U.S. dollars)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,663	$586
Prepayments and deposits (Note 1)	64,119	100,000
Other receivables	931	-
Amounts due from shareholders	21,250	-
Total current assets	100,963	100,586

NON-CURRENT ASSETS
Property, plant and equipment, net	8,232	-
Deferred tax assets	19,836	-
Total non-current assets	28,068	-

TOTAL ASSETS	$129,031	$100,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Deposits from customers (Note 1)	$99,179	$-
Accruals	95,016	-
Amounts due to directors	241,564	69,299
Total current liabilities	435,759	69,299

TOTAL LIABILITIES	435,759	69,299

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 75,000,000 and 51,495,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	7,500	5,149
Additional paid-in capital	59,227	136,214
Accumulated deficit	(371,743)	(112,405)
Accumulated other comprehensive income	(1,712)	2,329
Total stockholders' (deficit) equity	(306,728)	31,287

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT (EQUITY)	$129,031	$100,586

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (Unaudited)

(In U.S. dollars)

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Revenue	$-	$-

General and administrative expenses	(156,246)	(278,988)

Loss from operations	(156,246)	(278,988)

Other (expense) income, net	247	247

Loss before income tax	(155,999)	(278,741)

Income tax benefits	7,049	19,403

Net loss	$(148,950)	$(259,338)

Other comprehensive loss
Foreign currency translation adjustment	(2,033)	(4,041)

Total comprehensive loss	$(150,983)	$(263,379)

Loss per share Basic and diluted	$-	$-

Weighted average number of common shares outstanding Basic and diluted	63,634,945	57,598,508

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (Unaudited)

(In U.S. dollars)

Six Months Ended
June 30, 2017

Cash flows from operating activities
Net loss	$(259,338)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	436
Deferred income tax	(20,269)
Changes in assets and liabilities
Prepayments and deposits	31,711
Amounts due from shareholders	(21,250)
Other receivables	(951)
Deposits from customers	101,344
Accruals	94,756
Net cash used in operating activities	(73,561)

Cash flows from investing activities
Purchase of property, plant and equipment	(8,678)
Net cash used in investing activities	(8,678)

Cash flows from financing activities
Capital contribution from shareholders of VIE	50,000
Advance from directors	43,452
Net cash provided by financing activities	93,452

Effect of exchange rates on cash	2,864

Net increase in cash and cash equivalents	14,077

Cash and cash equivalents at beginning of period	586

Cash and cash equivalents at end of period	$14,663

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED JUNE 30, 2017 (Unaudited)

1.	ORGANIZATION AND BUSINESS

IWEB, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2015.

IWEB, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2015.

The Company’s original business plan was to actively engage in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites, but this business was not successful. On December 12, 2016, 49,995,000 shares of the common stock of the Company, representing 97.08% of the Company’s issued and outstanding shares of common stock at that time, were sold by Dmitriy Kolyvayko in a private transaction to Mr. Wai Hok Fung (the “Transaction”) for an aggregate purchase price of $380,000. In connection with the Transaction, Mr. Kolyvayko released the Company from certain liabilities and obligations arising out of his service as a director and officer of the Company.

On January 5, 2017, the Company’s Board of Directors approved an amendment to the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2016.

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 63,000,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is now a wholly-owned subsidiary of the Company.

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Company is THB5,000,000 (approximately $147,390), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $874) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up;

Pursuant to an Exclusive Purchase Option Agreement, the shareholders of Digiwork granted to Enigma BVI and any party designated by Enigma BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in Digiwork, or the “Equity Interests,” at a purchase price equal to the registered capital paid by the shareholders of Digiwork for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law;

Pursuant to powers of attorney executed by each of the shareholders of Digiwork, such shareholders irrevocably authorized any person appointed by Enigma BVI to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of Digiwork’s shareholders, disposing of all or part of the shareholder's equity interest in Digiwork, and electing, appointing or removing directors and executive officers. The person designated by Enigma BVI is entitled to dispose of dividends and profits on the equity interest without reliance of any oral or written instructions of the shareholder. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Digiwork. Each shareholder has waived all the rights which have been authorized to Enigma BVI’s designated person under each power of attorney;

Pursuant to equity pledge agreements, each of the shareholders of Digiwork pledged all of the Equity Interests to Enigma BVI to secure the full and complete performance of the obligations and liabilities on the part of Digiwork and each of its shareholders under this and the above contractual arrangements. If Digiwork or the shareholders of Digiwork breach their contractual obligations under these agreements, then Enigma BVI, as pledgee, will have the right to dispose of the pledged equity interests. The shareholders of Digiwork agree that, during the term of the equity pledge agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that Enigma BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholders, their successors or their designatees. During the term of the equity pledge, Enigma BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The equity pledge agreements will terminate on the second anniversary of the date when Digiwork and the shareholders of Digiwork have completed all their obligations under the contractual agreements described above.

As a result of the above contractual arrangements, Enigma BVI has substantial control over Digiwork’s daily operations and financial affairs, election of their senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of Digiwork, the Company, via Enigma BVI, is entitled to consolidate the financial results of Digiwork in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to a shareholder of Digiwork, Digiwork Co., Ltd. (“Digiwork Korea”). As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. Mr. Ratanaphon Wongnapachant, the CEO, a director and major shareholder of the Company, has agreed to make loans to Digiwork to make the payment due to Digiwork Korea, if necessary.

Digiwork Korea also agrees to grant Digiwork full and exclusive licenses of any new launches, developments, improvements and any other intellectual property rights so developed by Digiwork Korea. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

Digiwork was authorized by Digiwork Korea to be an official licensee and distributor of its technology exclusively in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar, and the authorization covers all four of Digiwork Korea’s coding technology: image, audio, web and security coding. This technology enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react.

Digiwork is a technology development and services provider specializing in coding services in various industries and markets.

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Aggregate deposits of THB3.6 million ($0.1 million) have been received as of June 30, 2017 and the initial phase of the services has been completed as of May 15, 2017.

Organization and reorganization

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands with limited liability as an investment holding company. Upon incorporation, Enigma BVI issued 50,000 shares at $1 each. Enigma BVI was owned 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd., a KOSDAQ-listed corporation.

Digiwork (Thailand) Co. Ltd was incorporated in Thailand with limited liability on November 24, 2016. Digiwork was also owned 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the abovementioned VIE Agreements, pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork. The change in control of and the acquisition of Digiwork by Enigma BVI have been accounted for as common control transaction in a manner similar to a pooling of interests and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, this transaction was recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of Enigma BVI.

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 63,000,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is now a wholly-owned subsidiary of the Company.

On May 15, 2017, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of the business combination between the Company and Enigma BVI in accordance with the terms of the Share Exchange Agreement. As a result of the transaction, Enigma BVI is now a wholly owned subsidiary of the Company, and the former shareholders of Enigma BVI became the holders of approximately 84% of the Company’s issued and outstanding capital stock on a fully-diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Enigma BVI is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The financial statements of the Company include all of the accounts of the Company, its subsidiary, Enigma BVI and its VIE entity, Digiwork.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2017 and for the six and three month periods ended June 30, 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of Enigma BVI for the year ended December 31, 2016, on the Current Report on Form 8-K of the Company filed with the SEC on May 15, 2017, as amended.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Use of Estimates

The preparation of these financial statements requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiary and VIE entity. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

VIE Consolidation

The Company’s VIE is owned as to 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd., a KOSDAQ-listed corporation. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that Enigma is the primary beneficiary of its consolidated VIE.

Owing predominantly to the Thailand legal restrictions on foreign ownership, Enigma BVI currently conducts the coding business in Thailand through Digiwork, which it effectively controls through a series of contractual arrangements. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of the Company’s consolidated VIE is included in the accompanying condensed consolidated financial statements:

	June 30, 2017	December 31, 2016
ASSETS
Cash at bank and on hand	$14,242	586
Prepayments and deposits	64,119	100,000
Other receivables	931	-
Property, plant and equipment, net	8,232	-
Deferred tax assets	19,836	-

TOTAL ASSETS	$107,360	$100,586

LIABILITIES
Deposits from customers	99,179	-
Accruals	11,910	-
Amount due to a director	101,047	69,299

TOTAL LIABILITIES	212,136	69,299

	For the three months ended June 30, 2017	For the six months ended June 30, 2017

Revenues	$-	$-

Net loss	$105,844	$132,022

Six Months Ended
June 30, 2017

Net cash used in operating activities	$(8,101)
Net cash used in investing activities	(8,678)
Net cash provided by financing activities	27,572

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	5
Software	5

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the condensed consolidated statement of comprehensive loss.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2017 and December 31, 2016.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Customer payments received prior to the recognition of revenue are recorded as advance from customers.

Enigma BVI and Digiwork have not earned any revenue since their respective inceptions.

Foreign Currency and Foreign Currency Translation

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Thai Baht (“THB”).

Foreign currency transactions denominated in currencies other than the functional currency are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are re-measured at the applicable rates of exchange in effect at that date. Gains and losses resulting from foreign currency re-measurement are included in the statement of comprehensive income (loss).

The financial statements are presented in U.S. dollars. Assets and liabilities are translated into U.S. dollars at the current exchange rate in effect at the balance sheet date, and revenues and expenses are translated at the average of the exchange rates in effect during the reporting period. Stockholders’ equity accounts are translated using the historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in retained earnings during the period, which is translated using the historical exchange rates used to translate each period’s income statement. Differences resulting from translating THB to the reporting currency are recorded in accumulated other comprehensive income in the balance sheets.

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

June 30, 2017
Balance sheet items, except for equity accounts	THB33.9235 to $1

For the six months ended June 30, 2017
Income statement and cash flows items	THB34.6806 to $1

December 31, 2016
Balance sheet items, except for equity accounts	THB35.6666 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $55,110 for each of the three and six month periods ended June 30, 2017.

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred income taxes are determined based on the differences between the accounting basis and the tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is considered that it is more likely than not that some portion of or all of the deferred tax assets will not be realized. In making such determination, the Company considers factors including future reversals of existing taxable temporary differences, future profitability, and tax planning strategies. If events were to occur in the future that would allow the Company to realize more of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the deferred tax assets that would increase income for the period when those events occurred. If events were to occur in the future that would require the Company to realize less of its deferred tax assets than the presently recorded net amount, an adjustment would be made to the valuation allowance against deferred tax assets that would decrease income for the period when those events occurred. Significant management judgment is required in determining income tax expense and deferred tax assets and liabilities.

The Company’s deferred tax assets relate to net operating losses and temporary differences between accounting basis and tax basis for its operations, which are subject to corporate income tax in Thailand.

Thailand Withholding Tax on Dividends

Dividends payable by a foreign invested enterprise in Thailand to its foreign investors are subject to a 10% withholding tax, unless any foreign investor’s jurisdiction of incorporation has a tax treaty with Thailand that provides for a different withholding arrangement.

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement.

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Net loss	$(148,950)	$(259,338)

Weighted average number of common shares outstanding- basic and diluted	63,634,945	57,598,508

Basic and diluted loss per share*	$-	$-

* Less than $0.01 per share

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see note 8).

Fair Value of Financial Instruments

U.S. GAAP establishes a three-tier hierarchy to prioritize the inputs used in the valuation methodologies in measuring the fair value of financial instruments. This hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three-tier fair value hierarchy is:

Level 1 – observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – include other inputs that are directly or indirectly observable in the market place.

Level 3 – unobservable inputs which are supported by little or no market activity.

The carrying value of the Company’s financial instruments, including cash at bank and on hand and payable to a director approximate their fair value due to their short maturities.

Comprehensive Income

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. Accumulated other comprehensive income includes cumulative foreign currency translation adjustment.

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company will apply the new revenue standard beginning January 1, 2018, and will not early adopt. The Company is currently in the process of analyzing the Company’s revenue streams in accordance with the new revenue standard to determine the impact on the Company’s financial statements.

On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect this standard to have a material impact on its financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect this standard to have a material impact on its financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. The Company does not expect this standard to have a material impact on its financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. The Company does not expect this standard to have a material impact on its financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its financial statements.

3.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $371,743 as of June 30, 2017, and had net working capital deficit of $334,796 as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	BALANCES WITH RELATED PARTIES

Prepayments and other receivables consist of the following:

	June 30, 2017	December 31, 2016

Due from shareholders	$21,250	$-

Due to directors
Mr Ratanaphon Wongnapachant	$116,507	$69,299
Mr. Wai Hok Fung	125,057	-
	$241,564	$69,299

The amounts detailed above as of June 30, 2017, are unsecured, non-interest bearing and repayable on demand.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2017	December 31, 2016

Office and computer equipment	$7,304	$-
Software	1,374	-
Less: Accumulated depreciation	(446)	-
	$8,232	$-

Depreciation expenses charged to the statement of comprehensive loss for the three and six months ended June 30, 2017 were $364 and $436, respectively.

6.	COMMON STOCK

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma BVI, and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon, and S-Mark Co. Ltd. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 63,000,000 (the “Reverse Merger”) restricted shares of our common stock. Immediately after the closing of the Reverse Merger, we had a total of 75,000,000 issued and outstanding shares of common stock, 63,000,000 of which were held by the Shareholders.

In connection with the transactions contemplated by the Share Exchange Agreement, the Company and Mr. Wai entered into a Repurchase Agreement, dated May 14, 2017, pursuant to which the Company purchased 39,495,000 shares of the Company’s common stock (the “Repurchase Shares”) from Mr. Wai for a total purchase price of $1.00, effective immediately prior to the consummation of the Share Exchange Agreement. The Repurchase Shares were held as treasury shares and issued to the Shareholders pursuant to the Share Exchange Agreement.

Effective June 28, 2017, the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares of common stock approved and adopted an amendment to the Company’s Articles of Incorporation to (i) increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 75,000,000 to 150,000,000 shares and (ii) authorize the issuance of up to 25,000,000 shares of blank check preferred stock, par value $0.0001 per share (the “Amendment”). The Company anticipates filing the Amendment with the Secretary of State for the State of Nevada to effect the changes on or about August 15, 2017.

7.	INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Tax jurisdictions from:
- Local	$(43,106)	$(43,106)
- Foreign, representing:
Thailand	(112,893)	(235,635)

Loss before income taxes	$(155,999)	$(278,741)

Income taxes in the condensed consolidated statement of comprehensive loss consisted of the following:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Current:
- Local	$-	$-
- Foreign, representing	(8,054)	-

Deferred:
- Local		-
- Foreign	(209)	(19,403)

Over provision of valuation allowance in prior period:
- Local	-	-
- Foreign	1,214	-

Total tax benefits	$(7,049)	$(19,403)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates of up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods no later than December 31, 2016:

Net profit
Nil – THB300,000	0%
THB300,000 – THB1,000,000	10%
Over THB1,000,000	20%

For accounting periods beginning on or after 1 January 2017:

Net profit
Nil – THB300,000 ($8,843)	0%
THB300,000 – THB3,000,000 ($88,434)	15%
Over THB3,000,000 ($88,434)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Loss before income taxes	$(155,999)	$(278,740)
Statutory income tax rate	34%	34%
Income tax credit computed at statutory income tax rate	(53,040)	(94,772)
Reconciling items:
Tax effect of tax exempt entity	11,789	28,631
Rate differential in different tax jurisdictions	4,016	21,199
Others	11,627	8,194
Under provision of valuation allowance in prior period	1,214	-
Net operating loss	17,345	17,345

Total tax benefits	$(7,049)	$(19,403)

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2017 and December 31, 2016 are presented below:

	June 30, 2017	December 31, 2016

Deferred tax assets:
Deposits from customers	$19,836	$-
Net operating loss carryforwards:
- United States of America	79,320	-
- Thailand	3,000	1,193
	102,156	1,193
Less: Valuation allowance	(82,320)	(1,193)
	$19,836	$-

The Company has accumulated net operating loss carryovers of approximately $233,293 as of June 30, 2017, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $190,188 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2035. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

As of June 30, 2017 and December 31, 2016, Digiwork had net operating loss carry forwards of $15,001 and $5,966, respectively, which will expire in various years through 2022.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

8.	SEGMENT INFORMATION

The Company via Digiwork is a technology development and services provider specializing in coding services in various industries and markets.

The Company’s chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that it has one operating segment, being technology development and provision of coding services in various industries and markets.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in the Thailand.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

Digiwork engaged a related party to provide research and development services for a period of five years commencing from March 31, 2017, with a total contract amount of $10,000,000, which was subsequently lowered to $1,100,000 (note 1). As of June 30, 2017, the Company had capital commitments of $1,000,000.

Lease Commitments

Rental expense of the Company was $11,525 and $17,075 for the three and six months ended June 30, 2017, respectively

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020. The office space lease amounts total THB127,120 ($3,747) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of June 30, 2017 are payable as follows:

12 months ending June 30,
2018	$45,792
2019	44,967
2020	26,231
Total	$116,990

10.	THAILAND CONTRIBUTION PLAN

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three and six months ended June 30, 2017, the VIE contributed a total of $303 and $717, respectively, to this plan.

11.	SUBSEQUENT EVENT

On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement, which lowered the total payment from $10,000,000 to $1,100,000 (note 1). Mr. Ratanaphon Wongnapachant, CEO, director and a major shareholder of the Company, has agreed to make loans to Digiwork to make the payments due to Digiwork Korea, if necessary.

The Company has analyzed its operations subsequent to June 30, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements other than what is disclosed above.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part I of our Form 10-K for the fiscal year ended December 31, 2016 and Item 2.01 of our Current Report on Form 8-K filed on May 15, 2017, amended on May 16 and July 10, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

IWEB Inc. is a corporation in a stage of early development that was formed in the State of Nevada on February 17, 2015. Our initial strategy was to design web sites for clients, manage advertising campaigns and to develop and become a company that provides better search engine optimization (“SEO”) software and techniques to smaller clients.

On May 15, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation, a British Virgin Islands company, (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon, and S-Mark Co. Ltd. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 63,000,000 restricted shares of our common stock (the “Reverse Merger”). As a result of the Reverse Merger, Enigma BVI is now our wholly-owned subsidiary. For accounting purposes, the transaction with Enigma BVI was treated as a reverse acquisition, with Enigma BVI as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Enigma BVI and its consolidated subsidiary.

As result of the Reverse Merger, Enigma BVI became our wholly-owned subsidiary and its business became our business. Enigma BVI is a holding company incorporated under the laws of British Virgin Islands on February 22, 2017. Enigma BVI conducts its business through its variable interest entity, Digiwork (Thailand) Co., Ltd. (“Digiwork” or “VIE”), a company incorporated in Thailand on November 24, 2016 with registered capital of Thai Baht (“THB”) 5,000,000. Digiwork is an operating vehicle that is a joint venture company by two Thai shareholders and one Korean shareholder, S-Mark Co., Ltd., which is a publicly listed company in Korea. Digiwork Korea is a 100% wholly-owned subsidiary of S-Mark Co., Ltd., and provides licenses of various coding technologies to Digiwork for the operation in seven countries: Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agrees to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 8 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

Digiwork Korea also agrees to grant to Digiwork full and exclusive licenses of any new launches, developments, improvements and any other intellectual property rights so developed by Digiwork Korea. The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

Digiwork was authorized by Digiwork Korea to be an official licensee and distributor of its technology exclusively in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar, and the authorization covers all four categories of Digiwork Korea’s coding technology: image, audio, web and security coding. This technology enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react.

Digiwork is a technology development and services provider specializing in coding services in various industries and markets. Digiwork’s technology enables enterprises to imbed or imprint invisible digital identities to media and objects that various computer devices can sense and recognize and to which they can react. Our coding technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. Our coding technology permits computers and digital devices including smartphones, tablets, industrial scanners and other computer interfaces to quickly identify relevant data from vast amounts of media content. We focus on four coding technologies:

•             Image coding technology,

•             Audio coding technology,

•             Web coding technology, and

•             Security coding technology

There are currently no competing technologies existing in our authorized territories, however, older technologies like QR code remains as our primary competitor. We need to convince customers that our technology is more advanced and will replace QR code and similar identification technologies in the near future.

We provide tailor-made coding technological solutions to various commercial entities in different markets. Our technologies enable companies to give digital identity or information through various media like music, movies, television broadcasts, images and printed materials. The wide range application of the above four technologies can provide improved media rights, asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer experiences.

Results of Operations

The following table sets forth key components of our results of operations for the three and six months ended June 30, 2017:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Revenue	$-	$-
General and administrative expenses	(156,246)	(278,988)
Other income (expense)	247	247
Net loss before taxes	(155,999)	(278,741)
Income tax benefits	7,049	19,403
Net loss	$(148,950)	$(259,338)

Revenue. We did not earn any revenue since our inception on November 24, 2016. We expect we will commence to earn revenue and incur related costs in 2017. In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Deposits of THB3.6 million (approximately $0.1 million) have been received as of June 30, 2017 and the initial phase of the services has been completed as of May 15, 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2017 was $156,246, $19,478 of which was costs associated with our personnel in Thailand, $55,110 were R&D expenses and $42,994 were professional fees. Our general and administrative expenses for the six months ended June 30, 2017 was $278,988, $34,958 of which was costs associated with our personnel in Thailand, $55,110 were R&D expenses and $127,204 were professional fees. Professional fees were incurred mainly in relation to the reverse merger with IWEB, Inc. We began to incur R&D expenses on the R&D services provided by Digiwork Korea for a period of five years commencing from March 31, 2017. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Net loss. As a result of the above, we recorded a net loss of $148,950 and $259,338 for the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$14,663	$586
Total current assets	100,963	100,586
Total assets	129,031	100,586
Total liabilities	435,759	69,299
Accumulated deficit	(371,743)	(112,405)
Total stockholders’ (deficit) equity	$(306,728)	$31,287

Going Concern Uncertainties

From our inception to June 30, 2017, we have primarily relied upon the capital contributed by our shareholders and the advances from our directors to fund our operations. At December 31, 2016 and June 30, 2017, we had an accumulated deficit of $112,405 and $371,743, respectively, and net working capital deficit of $334,796 at June 30, 2017 and will require additional financing to fund short-term cash needs. Our continuation as a going concern is dependent upon improving our profitability, and we may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

The following table provides detailed information about our net cash flow for the six months ended June 30, 2017:

2017
Net cash used in operating activities	$(73,561)
Net cash used in investing activities	(8,678)
Net cash provided by financing activities	93,452
Effect of exchange rate changes on cash and cash equivalents	2,864
Net increase in cash and cash equivalents	$14,077

Operating Activities

Net cash used in operating activities was $73,561 for the six month period ended June 30, 2017, which was mainly due to our net loss of $259,338, partially offset by cash inflow of $101,344 of deposits from customers and $94,756 increase in accruals.

Investing Activities

We used cash of $8,678 for purchases of property, plant and equipment for the six month period ended June 30, 2017.

Financing Activities

Net cash provided by financing for the six month period ended June 30, 2017 was $93,452. $50,000 was capital contribution from shareholders of our VIE and $43,452 was advances from our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	$	$	$	$	$
Amounts due to directors	241,564	241,564	—	—	—
Lease	116,990	45,792	71,198	—	—
R&D	1,000,000	1,000,000	—	—	—
TOTAL	1,358,554	1,287,356	71,198	—	—

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, which was amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork, or Digiwork Co., Ltd. (Digiwork Korea, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agrees to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. $0.1 million is payable before December 31, 2016 and $1 million is payable on or before August 31, 2017. As of June 30, 2017, an amount of $100,000 had been paid to Digiwork Korea.

Mr. Ratanaphon Wongnapachant, a major shareholder and director of the Company, has agreed to make loans to Digiwork to make such payment due, if necessary.

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020. The office space lease amounts total THB127,120 ($3,747) per month.

Off-Balance Sheet Transactions

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Basis of Presentation

The financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

VIE Consolidation

Digiwork (Thailand) Co., Ltd. is wholly owned by Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (a KOSDAQ-listed corporation) as nominee shareholders. For the consolidated VIE, management made evaluations of the relationships between Enigma BVI and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, Enigma BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of its VIE.

Owing primarily to the Thailand legal restrictions on foreign ownership, we currently conduct the coding business in Thailand through Digiwork, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements the VIE of which we are the primary beneficiary.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, ‘‘Revenue from Contracts with Customers (Topic 606).’’ This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. In August 2015, the FASB issued ASU No.2015-14 to defer the effective date of ASU No. 2014-09 for all entities by one year. For public business entities that follow U.S. GAAP, the deferral results in the new revenue standard are being effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for interim and annual periods beginning after December 15, 2016. We will apply the new revenue standard beginning January 1, 2018, and will not early adopt. We are currently in the process of analyzing our revenue streams in accordance with the new revenue standard to determine the impact on our consolidated financial statements.

On January 5, 2016, the FASB issued ASU 2016-01 (“ASU 2016-01”), Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this standard to have a material impact on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”), Leases. ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. ASU 2016-02 is effective for public companies for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We do not expect this standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. Early adoption is permitted, including adoption in an interim period. The standard should be applied using a retrospective transition method to each period presented. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The standard should be applied prospectively on or after the effective date. We do not expect this standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of June 30, 2017, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2017, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We may occasionally become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters that may arise from time to time could have an adverse effect on our business, financial condition or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2017

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director

EXHIBIT INDEX

Exhibit No.	Description

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

