Form 10-Q
period 2017-09-30
IWEB, Inc.
filed 2017-11-13
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	75,000,000

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (Unaudited) AND DECEMBER 31, 2016

(In U.S. dollars)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,430	$586
Prepayments and deposits	1,009,097	100,000
Other receivables	604	-
Amounts due from shareholders	21,250	-
Total current assets	1,057,381	100,586

NON-CURRENT ASSETS
Property, plant and equipment, net	8,792	-

TOTAL ASSETS	$1,066,173	$100,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accruals	$90,000	$-
Amounts due to directors	368,392	69,299
Amount due to a related company	1,000,000	-
Total current liabilities	1,458,392	69,299

TOTAL LIABILITIES	1,458,392	69,299

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 150,000,000 (December 31, 2016: 75,000,000) shares authorized, 75,000,000 (December 31, and 2016: 51,495,000) shares issued and outstanding as of September 30, 2017	7,500	5,149
Additional paid-in capital	59,227	136,214
Accumulated deficit	(456,555)	(112,405)
Accumulated other comprehensive income	(2,391)	2,329
Total stockholders' (deficit) equity	(392,219)	31,287

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$1,066,173	$100,586

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (Unaudited)

(In U.S. dollars)

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Revenue	$125,127	$125,127

Cost of revenue	(18,919)	$(18,919)

Gross profit	106,208	$106,208

General and administrative expenses	(172,503)	(451,491)

Loss from operations	(66,295)	(345,283)

Other (expense) income, net	886	1,133

Loss before income tax	(65,409)	(344,150)

Income tax expense	(19,403)	-

Net loss	$(84,812)	$(344,150)

Other comprehensive loss
Foreign currency translation adjustment	(679)	(4,720)

Total comprehensive loss	$(85,491)	$(348,870)

Loss per share Basic and diluted	$-	$-

Weighted average number of common shares outstanding Basic and diluted	75,000,000	63,462,747

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited)

(In U.S. dollars)

Nine Months Ended
September 30, 2017

Cash flows from operating activities
Net loss	$(344,150)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	902
Changes in assets and liabilities
Prepayments and deposits	(882,873)
Amounts due from shareholders	(21,250)
Other receivables	(589)
Amount due to a related company	975,143
Accruals	89,811
Net cash used in operating activities	(183,006)

Cash flows from investing activities
Purchase of property, plant and equipment	(9,475)
Net cash used in investing activities	(9,475)

Cash flows from financing activities
Capital contribution from shareholders of VIE	50,000
Advance from directors	167,656
Net cash provided by financing activities	217,656

Effect of exchange rates on cash	669

Net increase in cash and cash equivalents	25,844

Cash and cash equivalents at beginning of period	586

Cash and cash equivalents at end of period	$26,430

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-
Income taxes	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 (Unaudited)

1.	ORGANIZATION AND BUSINESS

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $147,390), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

Pursuant to equity pledge agreements, each of the shareholders of Digiwork pledged all of the Equity Interests to Enigma BVI to secure the full and complete performance of the obligations and liabilities on the part of Digiwork and each of its shareholders under this and the above contractual arrangements. If Digiwork or the shareholders of Digiwork breach their contractual obligations under these agreements, then Enigma BVI, as pledgee, will have the right to dispose of the pledged equity interests. The shareholders of Digiwork agree that, during the term of the equity pledge agreements, they will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and they also agree that Enigma BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholders, their successors or their designees. During the term of the equity pledge, Enigma BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The equity pledge agreements will terminate on the second anniversary of the date when Digiwork and the shareholders of Digiwork have completed all their obligations under the contractual agreements described above.

As a result of the above contractual arrangements, Enigma BVI has substantial control over Digiwork’s daily operations and financial affairs, election of its senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of Digiwork, the Company, via Enigma BVI, is entitled to consolidate the financial results of Digiwork in its own consolidated financial statements under Financial Accounting Standards Board Accounting Standard Codification (ASC) Topic 810 and related subtopics related to the consolidation of variable interest entities, or ASC Topic 810.

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to a shareholder of Digiwork, Digiwork Co., Ltd. (“Digiwork Korea”). As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. The final payment of $1,000,000 is due on August 31, 2017. As of the date of this quarterly report, the amount remains unpaid. Mr. Ratanaphon Wongnapachant, the CEO, a director and major shareholder of the Company, has agreed to make loans to Digiwork to make the payment due to Digiwork Korea, if necessary.

Digiwork Korea also agrees to grant Digiwork full and exclusive licenses of any new launches, developments, improvements and any other intellectual property rights of coding technology so developed by Digiwork Korea. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Both service contracts were completed as of September 30, 2017.

Organization and reorganization

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands with limited liability as an investment holding company. Upon incorporation, Enigma BVI issued 50,000 shares at $1 each. Prior to the reorganization, Enigma BVI was owned 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd., a KOSDAQ-listed corporation and 100% shareholder of Digiwork Korea.

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

The interim condensed consolidated financial information as of September 30, 2017 and for the nine and three month periods ended September 30, 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying footnotes of Enigma BVI for the year ended December 31, 2016, on the Current Report on Form 8-K of the Company filed with the SEC on May 15, 2017, as amended.

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

The following financial information of the Company’s consolidated VIE is included in the accompanying condensed consolidated financial statements:

	September 30, 2017	December 31, 2016
ASSETS
Cash at bank and on hand	$26,009	586
Prepayments and deposits	1,009,097	100,000
Other receivables	604	-
Amounts due from shareholders	21,250	-
Property, plant and equipment, net	8,792	-

TOTAL ASSETS	$1,065,752	$100,586

LIABILITIES
Accruals	7,609	-
Amount due to a director	222,841	69,299
Amount due to a related company	1,000,000	-

TOTAL LIABILITIES	1,230,450	69,299

	For the three months ended September 30, 2017	For the nine months ended September 30, 2017

Revenues	$125,127	$125,127

Net loss	$25,033	$157,055

Nine Months Ended
September 30, 2017

Net cash used in operating activities	$(57,052)
Net cash used in investing activities	(9,475)
Net cash provided by financing activities	91,281

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2017 and December 31, 2016.

Revenue Recognition

Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company's activities and is recorded net of value-added tax ("VAT"). Consistent with the criteria of ASC 605 "Revenue Recognition" ("ASC 605"), the Company recognizes revenue when persuasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery of products has occurred or services have been rendered. Customer payments received prior to the recognition of revenue are recorded as advance from customers.

Revenue is recognized at the time when the services are provided or ratably over the term of the service contracts as appropriate.

Enigma BVI has not earned any revenue since its inception. Digiwork’s revenues for the three and nine months ended September 30, 2017 of $125,127 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaled $18,919 for the three and nine months ended September 30, 2017.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

September 30, 2017
Balance sheet items, except for equity accounts	THB33.5037 to $1

For the nine months ended September 30, 2017
Income statement and cash flows items	THB34.3577 to $1

December 31, 2016
Balance sheet items, except for equity accounts	THB35.6666 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $56,146 and $111,256 for three and nine months periods ended September 30, 2017.

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

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Net loss	$(84,812)	$(344,150)

Weighted average number of common shares outstanding - basic and diluted	75,000,000	63,462,747

Basic and diluted loss per share*	$-	$-

* Less than $0.001 per share

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

The carrying value of the Company’s financial instruments, including cash at bank and on hand and balances with related parties approximate their fair value due to their short maturities.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $456,555 as of September 30, 2017, and had net working capital deficit of $401,011 as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	BALANCES WITH RELATED PARTIES

	September 30, 2017	December 31, 2016

Due from shareholders	$21,250	$-

Due to directors
Mr Ratanaphon Wongnapachant	$222,841	$69,299
Mr. Wai Hok Fung	145,551	-
	$368,392	$69,299

Due to a related company – Digiwork Korea (Note 1)	$1,000,000	$-

The balances with shareholders and directors detailed above as of September 30, 2017, are unsecured, non-interest bearing and repayable on demand.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2017	December 31, 2016

Office and computer equipment	$8,326	$-
Software	1,391	-
Less: Accumulated depreciation	(925)	-
	$8,792	$-

Depreciation expenses charged to the statement of comprehensive loss for the three and nine months ended September 30, 2017 were $466 and $902, respectively.

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

Effective June 28, 2017, the Company’s Board of Directors and holders of a majority of the Company’s outstanding shares of common stock approved and adopted an amendment to the Company’s Articles of Incorporation to (i) increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 75,000,000 to 150,000,000 shares and (ii) authorize the issuance of up to 25,000,000 shares of blank check preferred stock, par value $0.0001 per share (the “Amendment”). The Company filed the Amendment with the Secretary of State for the State of Nevada to effect the changes on August 17, 2017.

7.	INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Tax jurisdictions from:
- Local	$(59,779)	$(102,885)
- Foreign, representing:
BVI	-	(84,210)
Thailand	(5,630)	(157,055)

Loss before income taxes	$(65,409)	$(344,150)

Income taxes in the condensed consolidated statement of comprehensive loss consisted of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Current:
- Local	$-	$-
- Foreign	-	-

Deferred:
- Local	-	-
- Foreign (representing Thailand)	19,403	-

Total tax expenses	$19,403	-

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state statutory tax rates of up to 34% and 0%, respectively. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($8,954)	0%
THB300,000 – THB3,000,000 ($89,542)	15%
Over THB3,000,000 ($89,542)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Loss before income taxes	$(65,409)	$(344,150)
Statutory income tax rate	34%	34%
Income tax credit computed at statutory income tax rate	(22,239)	(117,011)
Reconciling items:
Tax effect of tax exempt entity	-	28,631
Rate differential in different tax jurisdictions	789	21,988
Others	8,525	16,719
Net operating loss	32,328	49,673

Total tax expenses	$19,403	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2017 and December 31, 2016 are presented below:

	September 30, 2017	December 31, 2016

Deferred tax assets:
Deposits from customers	$-	$-
Net operating loss carryforwards:
- United States of America	99,645	-
- Thailand	15,320	1,193
	114,965	1,193
Less: Valuation allowance	(114,965)	(1,193)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $293,074 as of September 30, 2017, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $190,188 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses begin to expire in 2035. The fiscal year 2016 remains open to examination by federal tax authorities and other tax jurisdictions.

As of September 30, 2017 and December 31, 2016, Digiwork had net operating loss carry forwards of $76,602 and $5,966, respectively, which will expire in various years through 2022.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

8.	SEGMENT INFORMATION

The Company, via its relationship with Digiwork, is a technology development and services provider specializing in coding services in various industries and markets.

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

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

9.	COMMITMENTS AND CONTINGENCIES

Capital Commitments

Digiwork engaged a related party to provide research and development services for a period of five years commencing from March 31, 2017, with a total contract amount of $10,000,000, which was subsequently lowered to $1,100,000 (see note 1). The final payment of $1,000,000 is due on August 31, 2017. As of the date of this quarterly report, the amount remained unpaid.

Lease Commitments

Rental expense of the Company was $11,696 and $28,771 for the three and nine months ended September 30, 2017, respectively

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020. The office space lease amounts to an expense of THB127,120 ($3,794) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of September 30, 2017 are payable as follows:

12 months ending September 30,
2018	$46,366
2019	45,531
2020	15,177
Total	$107,074

10.	THAILAND CONTRIBUTION PLAN

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three and nine months ended September 30, 2017, the VIE contributed a total of $827 and $1,544, respectively, to this plan.

11.	SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2017, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd. or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., which is a shareholder of Digiwork and a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 8 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

Digiwork Korea also agrees to grant to Digiwork full and exclusive licenses of any new launches, developments, improvements and any other intellectual property rights of coding technology so developed by Digiwork Korea. The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

Our technologies and products are as follows:

Completed portion of the pattern

The above basic pattern will be generated through our pattern generator with constantly varied variables and spread over the product surface as below. The patterns are generated before usage and kept in the server to be issued when needed. All patterns will be unique due to its varied coordinates, and the usage of each code can be tracked individually.

The coordinate dot patterns are processed through 7 steps:

1.	Recognition of pattern through device

A.	Software will limit amount data captured through camera

B.	Frameware configurations will enhance recognition

2.	Captured data will be filtered for better recognition of location

A.	Visually unleveled patterns will be corrected in 3D within software to level the grid

B.	Software will filter in dots only

3.	Captured data will be segmented to a predefined amount of bits

A.	Dots will be segmented into predefined spacing and values and identified

4.	Dots will go through decoding

A.	Decoded values will turn into keys

5.	Value of the segmented portion will go through a dot finder which is in the server library

A.	Dot coordinates will be stored in a library with exact offsets prior to production

6.	Software analyzes offsets of each dot within segmented area

A.	Offset values give each dot a unique position by calculating other dots beside it

7.	Connected to application or content

Some of our products and technologies are currently still in development stage and distinguishes with those products that are currently available on the market

As the market is currently using RFID, QR, Barcodes and other similar marking methods, we are developing key solutions to create innovative ways to preserve and protect the original identity of the product through:

● Color adaptation (Scheduled to be in final stage for production within 1-2 months)

■ Color value configuration to create minimum disruption to the naked eye and create maximum differentiation for the data captured and processed in the software stage and firmware stage

■ Ink development

◆ Inks with different reactions to light and material to prevent copying and minimize disruption of color to the naked eye

● Printing methods (Scheduled to be in final stage for production within 3-4 months)

■ Development of printing processes for different printing methods for offset, digital, pad printing and etc. to cut down on time due to addition of pattern prints.

● Application Platform (Scheduled to be in final stage for production within 2-3 months)

■ Develop services to retrieve user usage data and data analysis for the admin.

■ Real-time marketing information database of the consumer for the client.

All in-development solutions are correlated through the resulting final product where multiple mobile phones and platforms will be tested for successful.

Results of Operations

The following table sets forth key components of our results of operations for the three and nine months ended September 30, 2017:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Revenue	$125,127	$125,127
Cost of revenue	(18,919)	(18,919)
General and administrative expenses	(172,503)	(451,491)
Other income (expense)	886	1,133
Loss before income tax	(65,409)	(344,150)
Income tax expense	(19,403)	-
Net loss	$(84,812)	$(344,150)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Enigma BVI has not earned any revenue since its inception. Digiwork’s revenues for the three and nine months ended September 30, 2017 of $125,127 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaled $18,919 for the three and nine months ended September 30, 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2017 was $172,503, $19,446 of which were costs associated with our personnel in Thailand, $56,146 of which were R&D expenses and $72,558 of which were professional fees. Our general and administrative expenses for the nine months ended September 30, 2017 was $451,491, $54,404 of which were costs associated with our personnel in Thailand, $111,256 of which were R&D expenses and $199,762 of which were professional fees. Professional fees were incurred mainly in relation to the reverse merger with IWEB Inc. We began to incur R&D expenses on the R&D services provided by Digiwork Korea commencing from March 31, 2017. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Net loss. As a result of the above, we recorded a net loss of $84,812 and $344,150 for the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$26,430	$586
Total current assets	1,057,381	100,586
Total assets	1,066,173	100,586
Total liabilities	1,458,392	69,299
Accumulated deficit	(456,555)	(112,405)
Total stockholders’ (deficit) equity	(392,219)	31,287

Going Concern Uncertainties

From our inception to September 30, 2017, we have primarily relied upon the capital contributed by our shareholders and the advances from our directors to fund our operations. At December 31, 2016 and September 30, 2017, we had an accumulated deficit of $112,405 and $456,555, respectively, and net working capital deficit of $401,011 at September 30, 2017. We anticipate requiring additional financing to fund our short-term cash needs. Our ability to continue as a going concern is dependent upon improving our profitability, and we may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2017:

2017
Net cash used in operating activities	$(183,006)
Net cash used in investing activities	(9,475)
Net cash provided by financing activities	217,656
Effect of exchange rate changes on cash and cash equivalents	669
Net increase in cash and cash equivalents	$25,844

Operating Activities

Net cash used in operating activities was $183,006 for the nine months period ended September 30, 2017, which was mainly due to our net loss of $344,150 and increase in prepayments and deposits of $882,873, and partially offset by cash inflow of $975,143 increase in payable to a related company and $89,811 increase in accruals.

Investing Activities

We used cash of $9,475 for purchases of property, plant and equipment for the nine month period ended September 30, 2017.

Financing Activities

Net cash provided by financing for the nine months period ended September 30, 2017 was $217,656. $50,000 was capital contribution from one of shareholders of our VIE and $167,656 was advances from our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2017:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$368,392	$368,392	$—	$—	$—
Lease	107,074	46,366	60,708	—	—
R&D	1,000,000	1,000,000	—	—	—
TOTAL	$1,475,466	$1,414,758	$60,708	$—	$—

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, which was amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd or Digiwork Co., Ltd. (Digiwork Korea, a 100% wholly owned subsidiary of S-Mark Co., Ltd., which is a shareholder of Digiwork and a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. $0.1 million is payable before December 31, 2016 and $1 million is payable on or before August 31, 2017. As of September 30, 2017, an amount of $100,000 had been paid to Digiwork Korea, and the remaining of $1 million remained unpaid.

Mr. Ratanaphon Wongnapachant, a major shareholder and director of the Company, has agreed to make loans to Digiwork to make such payment, if necessary.

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020. The office space lease amounts to expenses of THB127,120 ($3,794) per month.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of September 30, 2017, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of September 30, 2017, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: November 13, 2017

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