Form 10-Q
period 2018-03-31
IWEB, Inc.
filed 2018-05-10
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	37,697,751

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017 (Unaudited)

(In U.S. dollars)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,071	$60,716
Prepayments and deposits	971,448	982,523
Other receivables	6,302	5,365
Amounts due from shareholders	21,250	21,250
Total current assets	1,029,071	1,069,854

NON-CURRENT ASSETS
Property, plant and equipment, net	12,666	12,777

TOTAL ASSETS	$1,041,737	$1,082,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accruals	$42,786	$44,922
Amounts due to directors	577,638	345,099
Amount due to a related company	1,000,000	1,000,000
Total current liabilities	1,620,424	1,390,021

TOTAL LIABILITIES	1,620,424	1,390,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 37,697,751 (December 31, 2017: 37,697,750) shares issued and outstanding as of March 31, 2018*	7,540	7,540
Additional paid-in capital	256,937	256,937
Accumulated deficit	(824,624)	(564,332)
Accumulated other comprehensive loss	(18,540)	(7,535)
Total stockholders' deficit	(578,687)	(307,390)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,041,737	$1,082,631

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the three months Ended March 31,
	2018	2017

Revenue	$-	$-

Cost of revenue	-	-

Gross profit	-	-

General and administrative expenses	(311,828)	(122,742)

Loss from operations	(311,828)	(122,742)

Other income	51,536	-

Loss before income tax	(260,292)	(122,742)

Income tax benefits	-	12,354

Net loss	$(260,292)	$(110,388)

Other comprehensive loss
Foreign currency translation adjustment	(11,005)	(2,008)

Total comprehensive loss	$(271,297)	$(112,396)

Loss per share - Basic and diluted*	$(0.01)	$-

Weighted average number of common shares outstanding
Basic and diluted*	37,697,751	25,747,500

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(260,292)	$(110,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	731	72
Deferred income tax	-	(19,194)
Foreign exchange	(48,675)	-
Changes in assets and liabilities
Prepayments and deposits	59,359	(15,683)
Amounts due from shareholders	-	(21,250)
Deposits from customers	-	95,970
Other receivables	(663)	-
Income tax payable	-	6,840
Accruals	(3,057)	55,182
Net cash used in operating activities	(252,597)	(8,451)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(4,083)
Net cash used in investing activities	-	(4,083)

Cash flows from financing activities
Advance from directors	221,494	16,971
Proceed from issue of shares of Enigma BVI (Note 1)	-	50,000
Net cash provided by financing activities	221,494	66,971

Effect of exchange rates on cash	458	1,165

Net (decrease) increase in cash and cash equivalents	(30,645)	55,602

Cash and cash equivalents at beginning of period	60,716	586

Cash and cash equivalents at end of period	$30,071	$56,188

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

IWEB, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2015.

The Company’s original business plan was to actively engage in providing high impact internet marketing strategies to internet based businesses and people seeking to create websites, but this business was not successful. On December 12, 2016, 24,997,500 shares of the common stock of the Company, representing 97.08% of the Company’s issued and outstanding shares of common stock at that time, were sold by Dmitriy Kolyvayko in a private transaction to Mr. Wai Hok Fung (the “Transaction”) for an aggregate purchase price of $380,000. In connection with the Transaction, Mr. Kolyvayko released the Company from certain liabilities and obligations arising out of his service as a director and officer of the Company.

On January 5, 2017, the Company’s Board of Directors approved an amendment to the Company’s Bylaws to change the Company’s fiscal year end from June 30 to December 31, effective as of December 31, 2016.

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is now a wholly-owned subsidiary of the Company.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. The final payment of $1,000,000 was due on August 31, 2017.  As of the date of this quarterly report, the amount remains unpaid. Mr. Ratanaphon Wongnapachant, the CEO, a director and major shareholder of the Company, has agreed to make loans to Digiwork to make the payment due to Digiwork Korea, if necessary.

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

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Both service contracts were completed later in 2017.

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

All references to share and per share data of IWEB, Inc. in these financial statements have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

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

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is now a wholly-owned subsidiary of the Company.

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

The interim condensed consolidated financial information as of March 31, 2018 and for the three month periods ended March 31, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 20, 2018.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	March 31, 2018	December 31, 2017
ASSETS
Cash at bank and on hand	$8,948	$9,601
Prepayments and deposits	971,448	982,523
Other receivables	6,302	5,365
Property, plant and equipment, net	12,666	12,777

TOTAL ASSETS	$999,364	$1,010,266

LIABILITIES
Accruals	$6,820	$5,898
Amount due to a director	268,477	209,144
Amount due to a related company	1,000,000	1,000,000

TOTAL LIABILITIES	$1,275,297	$1,215,042

	For the three months ended March 31,
	2018	2017

Revenues	$-	$-

Net loss	$60,150	$26,178

	For the three months ended March 31,
	2018	2017

Net cash (used in) provided by operating activities	$(49,399)	$57,009
Net cash used in investing activities	-	(4,083)
Net cash provided by financing activities	48,288	1,511

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2018 and December 31, 2017.

Revenue Recognition

Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company's activities and is recorded net of value-added tax ("VAT"). Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when the customer obtains control of our product or services, which may occur at a point in time or over time depending on the terms and conditions of the agreement.

The Company did not earn any revenue for the three months ended March 31, 2018 and 2017.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2018	THB31.0190 to $1
December 31, 2017	THB32.5512 to $1

Income statement and cash flows items
For the three months ended March 31, 2018	THB31.4777 to $1
For the three months ended March 31, 2017	THB35.0575 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $58,787 and nil for the 3 months ended March 31, 2018 and 2017, respectively.

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

	For the three months ended March 31,
	2018	2017

Net loss	$(260,292)	$(110,388)

Weighted average number of common shares outstanding – basic and diluted	37,697,751	25,747,500

Basic and diluted loss per share	$(0.01)	$-	*

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss for the three months ended March 31, 2018 and 2017 and the weighted average number of ordinary shares of 37,697,751 outstanding post-split and 75,395,500 outstanding pre-split during the three month period ended March 31, 2018 (three month period ended March 31, 2017: 25,747,500 shares post-split and 51,495,000 pre-split). The numbers of outstanding shares represent retroactive effect to the Company’s 1-for-2 reverse stock split effected on March 13, 2018. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

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

Recently issued accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as its revenues continue to be recognized when the customer takes control of its services. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its service revenues, no adjustment to accumulated deficit was required upon adoption.

On January 5, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The Company adopted this new standard on January 1, 2018, which does not have an impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this new standard on January 1, 2018, which does not have an impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. The Company adopted this new standard on January 1, 2018, which does not have an impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this new standard on January 1, 2018, which does not have an impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The new guidance may be applied at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate from the Tax Act is recognized. The new standard will be effective for the Company in the first quarter of fiscal 2019. The Company does not anticipate the revised standard will impact its consolidated financial statements or the related disclosures.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations resulting in an accumulated deficit of $824,624 as of March 31, 2018 and had net working capital deficiency of $591,353 as of that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. We may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, if at all.

These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - BALANCES WITH RELATED PARTIES

	March 31, 2018	December 31, 2017

Due from shareholders	$21,250	$21,250

Due to directors
Mr. Ratanaphon Wongnapachant	$325,363	$266,029
Mr. Wai Hok Fung	252,275	79,070
	$577,638	$345,099

Due to a related company – Digiwork Korea (Note 1)	$1,000,000	$1,000,000

The balances with shareholders and directors detailed above as of March 31, 2018 and December 31, 2017 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2018	December 31, 2017

Office and computer equipment	$13,550	$12,912
Software	1,502	1,432
Less: Accumulated depreciation	(2,386)	(1,567)
	$12,666	$12,777

Depreciation expenses charged to the statements of comprehensive loss for the three months ended March 31, 2018 and 2017 were $731 and $72, respectively.

NOTE 6 - COMMON STOCK

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma BVI, and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon, and S-Mark Co. Ltd. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of the Company’s common stock (the “Reverse Merger”). Immediately after the closing of the Reverse Merger, the Company had a total of 37,500,000 issued and outstanding shares of common stock, 31,500,000 of which were held by the Shareholders.

In connection with the transactions contemplated by the Share Exchange Agreement, the Company and Mr. Wai entered into a Repurchase Agreement, dated May 14, 2017, pursuant to which the Company purchased 19,747,500 shares of the Company’s common stock (the “Repurchase Shares”) from Mr. Wai for a total purchase price of $1.00, effective immediately prior to the consummation of the Share Exchange Agreement. The Repurchase Shares were held as treasury shares and issued to the Shareholders pursuant to the Share Exchange Agreement.

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

On November 16, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (collectively, the “Purchasers”), pursuant to which the Company sold to the Purchasers in a private placement an aggregate of 197,750 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $197,750 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

NOTE 7 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended March 31,
	2018	2017

Tax jurisdictions from:
- Local	$(199,047)	$-
- Foreign, representing:
BVI	(1,095)	(84,210)
Thailand	(60,150)	(38,532)

Loss before income taxes	$(260,292)	$(122,742)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2018 and 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($162,293) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($967,149) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,672)	0%
THB300,000 – THB3,000,000 ($96,715)	15%
Over THB3,000,000 ($96,715)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended March 31,
	2018	2017

Loss before income taxes	$(260,292)	$(122,742)
Statutory income tax rate	21%	34%
Income tax credit computed at statutory income tax rate	(54,661)	(41,732)
Reconciling items:
Non-deductible expenses	924	-
Tax effect of tax exempt entity	230	28,631
Rate differential in different tax jurisdictions	601	5,395
Valuation allowance on deferred tax assets	52,906	-
Others	-	(3,434)
Over-provision of valuation allowance in prior period	-	(1,214)

Total tax expenses	$-	$(12,354)

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2018 and December 31, 2017 are presented below

	March 31, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$101,953	$60,154
- Thailand	40,150	27,520
	142,103	87,674
Less: Valuation allowance	(142,103)	(87,674)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $485,492 and $286,446 as of March 31, 2018 and December 31, 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of March 31, 2018, and December 31, 2017, Digiwork had net operating loss carry forwards of $200,748 and $137,598, respectively, which will expire in various years through 2023.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Capital Commitments

Digiwork engaged a related party to provide research and development services for a period of five years commencing from March 31, 2017, with a total contract amount of $10,000,000, which was subsequently lowered to $1,100,000 (see note 1). The final payment of $1,000,000 was due on August 31, 2017. As of the date of this quarterly report, the amount remained unpaid.

Lease Commitments

Rental expense of the Company was $12,457 and $5,550 for the three months ended March 31, 2018 and 2017, respectively

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,098) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of March 31, 2018 are payable as follows:

12 months ending March 31,
2019	$50,532
2020	46,321
2021	-
Total	$96,853

NOTE 10 - THAILAND CONTRIBUTION PLAN

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended March 31, 2018 and 2017, the VIE contributed a total of $418 and $313, respectively, to this plan.

NOTE 11 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIE with operations in Thailand uses its respective local currency, THB, as its functional currency. Although a majority of its total revenues, its payroll and other operating expenses are incurred and paid in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of March 31, 2018 and December 31, 2017, the Company owed Digiwork Korea $1,000,000 for such R&D services.

NOTE 12 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part I of our Form 10-K for the fiscal year ended December 31, 2017, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

On May 15, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation, a British Virgin Islands company, (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon, and S-Mark Co. Ltd. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of our common stock (the “Reverse Merger”). As a result of the Reverse Merger, Enigma BVI is now our wholly-owned subsidiary. For accounting purposes, the transaction with Enigma BVI was treated as a reverse acquisition, with Enigma BVI as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Enigma BVI and its consolidated subsidiary.

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

All references in this quarterly report to share and per share data of IWEB, Inc. have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017

Revenue	$-	$-
Cost of revenue	-	-
General and administrative expenses	(311,828)	(122,742)
Other income	51,536	-
Loss before income tax	(260,292)	(122,742)
Income tax benefit	-	12,354
Net loss	$(260,292)	$(110,388)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the three months ended March 31, 2018 and 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2018 was $311,828, $19,982 of which were costs associated with our personnel in Thailand, $58,738 of which were R&D expenses and $211,204 of which were professional fees. Our general and administrative expenses for the three months ended March 31, 2017 were $122,742, $15,580 of which were costs associated with our personnel in Thailand and $96,583 of which were professional fees. We began to incur R&D expenses on the R&D services provided by Digiwork Korea commencing from March 31, 2017. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Other income. Our other income for the three months ended March 31, 2018 was $51,536, which was mainly related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. As of March 31, 2018, we owed Digiwork Korea $1,000,000 for such R&D services. As Thai baht appreciated against the U.S. dollar in the first quarter of 2018, we recorded an exchange gain of $48,675.

Net loss. As a result of the above, we recorded a net loss of $260,292 and $110,388 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$30,071	$60,716
Total current assets	1,029,071	1,069,854
Total assets	1,041,737	1,082,631
Total liabilities	1,620,424	1,390,021
Accumulated deficit	(824,624)	(564,332)
Total stockholders’ deficit	(578,687)	(307,390)

Going Concern Uncertainties

From our inception to March 31, 2018, we have primarily relied upon the capital contributed by our shareholders and the advances from our directors to fund our operations. We have incurred recurring losses from operations resulting in an accumulated deficit of $824,624 as of March 31, 2018 and had net working capital deficiency of $591,353 as of that date. We anticipate requiring additional financing to fund our short-term cash needs. Our ability to continue as a going concern is dependent upon improving our profitability, and we may have to rely on additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding. However, we cannot assure you that we will be able to obtain short-term financing, or that sources of such financing, if any, will continue to be available, and if available, that they will be on terms favorable to us.

The following table provides detailed information about our net cash flow for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Net cash used in operating activities	$(252,597)	$(8,451)
Net cash used in investing activities	-	(4,083)
Net cash provided by financing activities	221,494	66,971
Effect of exchange rate changes on cash and cash equivalents	458	1,165
Net (decrease) increase in cash and cash equivalents	$(30,645)	$55,602

Operating Activities

Net cash used in operating activities was $252,597 for the three months ended March 31, 2018, which was mainly due to our net loss (including non-cash items of depreciation and foreign exchange) of $308,236, partially offset by cash inflow of $59,359 resulting from a decrease in prepayments and deposits. Net cash used in operating activities was $8,451 for the three months ended March 31, 2017, which was mainly due to our net loss of $110,388, partially offset by deposits of $95,970 from customers.

Investing Activities

We used cash of nil and $4,083 for purchases of property, plant and equipment for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing for the three months ended March 31, 2018 and 2017 were $221,494 and $66,971. In the first quarter of 2018, we received advances of $221,494 from our directors. In the first quarter of 2017, we received advances of $16,971 from a director, and $50,000 from the sale and issuance of common shares of Enigma BVI (see Note 1 to the accompanying financial statements).

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$577,638	$577,638	$—	$—	$—
Lease	96,853	50,532	46,321	—	—
Amount due to a related company - R&D	1,000,000	1,000,000	—	—	—
TOTAL	$1,674,491	$1,628,170	$46,321	$—	$—

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, which was amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork, or Digiwork Co., Ltd. (Digiwork Korea, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. An amount of $100,000 million was payable before December 31, 2016 and $1 million was payable on or before August 31, 2017. As of March 31, 2018, an amount of $100,000 had been paid to Digiwork Korea, and the remaining $1 million remained unpaid.

Mr. Ratanaphon Wongnapachant, a major shareholder, Chairman of the Board and Chief Executive Officer of the Company, has agreed to make loans to Digiwork to make such outstanding payment, if necessary.

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,098) per month.

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

VIE Consolidation

Digiwork (Thailand) Co., Ltd. is wholly owned by Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (a KOSDAQ-listed corporation) as nominee shareholders. For the consolidated VIE, management made evaluations of the relationships between Enigma BVI and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, Enigma BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of our VIE.

Owing primarily to the Thailand legal restrictions on foreign ownership, we currently conduct the coding business in Thailand through Digiwork, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements the VIE of which we are the primary beneficiary.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards became effective for us on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as our revenues continue to be recognized when the customer takes control of our services. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our service revenues, , no adjustment to accumulated deficit was required upon adoption.

On January 5, 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value, with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). We adopted this new standard on January 1, 2018, which does not have an impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We do not expect this standard to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No., 2016-15, Statement of Cash Flows — Classification of Certain Cash Receipts and Cash Payments, which clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We adopted this new standard on January 1, 2018, which does not have an impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, and interim period within those fiscal years. We adopted this new standard on January 1, 2018, which does not have an impact on our consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted this new standard on January 1, 2018, which does not have an impact on our consolidated financial statements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation.  A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect this standard to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification of the income tax effects of the Tax Act on items within accumulated other comprehensive income to retained earnings. The new guidance may be applied at the beginning of the period of adoption or retrospectively to each period in which the effect of the change in federal income tax rate from the Tax Act is recognized. The new standard will be effective for us in the first quarter of fiscal 2019. WE do not anticipate the revised standard will impact our consolidated financial statements or the related disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of March 31, 2018, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2018, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Once we have sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2018.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of our monthly financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: May 10, 2018

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

