Form 10-Q
period 2018-06-30
IWEB, Inc.
filed 2018-08-13
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-205835

IWEB, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0549737
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,197,751

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

(In U.S. dollars)

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,007,592	$60,716
Prepayments and deposits	856,066	982,523
Other receivables	5,987	5,365
Amounts due from shareholders	21,250	21,250
Total current assets	1,890,895	1,069,854

NON-CURRENT ASSETS
Property, plant and equipment, net	11,187	12,777

TOTAL ASSETS	$1,902,082	$1,082,631

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accruals	$34,900	$44,922
Amounts due to directors	123,552	345,099
Amount due to a related company	-	1,000,000
Total current liabilities	158,452	1,390,021

TOTAL LIABILITIES	158,452	1,390,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 shares issued and outstanding as of June 30, 2018, 37,697,750 as of December 31, 2017*	7,790	7,540
Additional paid-in capital	2,756,687	256,937
Accumulated deficit	(1,024,858)	(564,332)
Accumulated other comprehensive income (loss)	4,011	(7,535)
Total stockholders' equity (deficit)	1,743,630	(307,390)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,902,082	$1,082,631

*Reflects a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the three months Ended		For the six months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$16,366	$-	$16,366	$-

Cost of revenue	(3,246)	-	(3,246)	-

Gross profit	13,120	-	13,120	-

General and administrative expenses	(152,185)	(156,246)	(464,013)	(278,988)

Loss from operations	(139,065)	(156,246)	(450,893)	(278,988)

Other income (expense)	(61,169)	247	(9,633)	247

Loss before income tax	(200,234)	(155,999)	(460,526)	(278,741)

Income tax benefits	-	7,049	-	19,403

Net loss	$(200,234)	$(148,950)	$(460,526)	$(259,338)

Other comprehensive income (loss)
Foreign currency translation adjustment	22,551	(2,033)	11,546	(4,041)

Total comprehensive loss	$(177,683)	$(150,983)	$(448,980)	$(263,379)

Loss per share - Basic and diluted*	$-	$-	$(0.01)	$-

Weighted average number of common shares outstanding
Basic and diluted*	38,675,773	31,817,473	38,189,464	28,799,254

*Reflects a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the six months ended June 30,
	2018	2017

Cash flows from operating activities
Net loss	$(460,526)	$(259,338)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,459	436
Deferred income tax	-	(20,269)
Foreign exchange	15,405	-
Changes in assets and liabilities
Prepayments and deposits	116,537	31,711
Amounts due from shareholders	-	(21,250)
Amounts due to a related company	(1,000,000)	-
Deposits from customers	-	101,344
Other receivables	(731)	(951)
Accruals	(10,006)	94,756
Net cash used in operating activities	(1,337,862)	(73,561)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(8,678)
Net cash used in investing activities	-	(8,678)

Cash flows from financing activities
Proceed from issue of shares of Enigma BVI (Note 1)	-	50,000
Advance from directors	284,837	43,452
Repayment to directors	(500,000)	-
Proceed from issue of shares	2,500,000	-
Net cash provided by financing activities	2,284,837	93,452

Effect of exchange rates on cash	(99)	2,864

Net increase in cash and cash equivalents	946,876	14,077

Cash and cash equivalents at beginning of period	60,716	586

Cash and cash equivalents at end of period	$1,007,592	$14,663

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $151,332), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $908) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

Pursuant to an Exclusive Purchase Option Agreement, the shareholders of Digiwork granted to Enigma BVI and any party designated by Enigma BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in Digiwork, or the “Equity Interests,” at a purchase price equal to the registered capital paid by the shareholders of Digiwork for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law; Pursuant to powers of attorney executed by each of the shareholders of Digiwork, such shareholders irrevocably authorized any person appointed by Enigma BVI to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of Digiwork’s shareholders, disposing of all or part of the shareholder's equity interest in Digiwork, and electing, appointing or removing directors and executive officers. The person designated by Enigma BVI is entitled to dispose of dividends and profits on the equity interest without reliance of any oral or written instructions of the shareholder. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Digiwork. Each shareholder has waived all the rights which have been authorized to Enigma BVI’s designated person under each power of attorney.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. The final payment of $1,000,000 was due on August 31, 2017.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea.

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

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Both service contracts were completed later in 2017. In the second quarter of 2018, Digiwork signed a program upgrading contract with one of the previous customers, and this contract was completed in May 2018.

On March 7, 2018, the Company filed a Certificate of Change with the State of Nevada (the “Certificate”) to effect a 1-for-2 reverse stock split of the Company’s authorized shares of common stock, par value $0.0001 (the “Common Stock”), accompanied by a corresponding decrease in the Company’s issued and outstanding shares of Common Stock (the “Reverse Stock Split”) such that, following the consummation of the Reverse Stock Split, the number of authorized shares of Common Stock was reduced from 150,000,000 to 75,000,000. The Reverse Stock Split became effective on March 13, 2018.

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

The interim condensed consolidated financial information as of June 30, 2018 and for the six and three month periods ended June 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 20, 2018.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	June 30, 2018	December 31, 2017
ASSETS
Cash at bank and on hand	$8,417	$9,601
Prepayments and deposits	856,066	982,523
Other receivables	5,987	5,365
Property, plant and equipment, net	11,187	12,777

TOTAL ASSETS	$881,657	$1,010,266

LIABILITIES
Accruals	$4,095	$5,898
Amount due to a director	285,801	209,144
Amount due to Enigma BVI	1,000,000
Amount due to a related company	-	1,000,000

TOTAL LIABILITIES	$1,289,896	$1,215,042

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenues	$16,366	$-	$16,366	$-

Net loss	$154,860	$105,844	$215,010	$132,022

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Net cash used in operating activities	$(34,727)	$(65,110)	$(84,126)	$(8,101)
Net cash used in investing activities	-	(4,595)	-	(8,678)
Net cash provided by financing activities	34,753	26,061	83,041	27,572

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2018 and December 31, 2017.

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

Digiwork’s revenues for the six and three months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaled $3,246 for the six and three months ended June 30, 2018.

The Company and Enigma BVI have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the six and three months ended June 30, 2017.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2018	THB33.0400 to $1
December 31, 2017	THB32.5512 to $1

Income statement and cash flows items
For the six months ended June 30, 2018	THB31.7312 to $1
For the six months ended June 30, 2017	THB34.6806 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $57,799 and $55,110 for the three months ended June 30, 2018 and 2017, respectively; and $116,537 and $55,110 for the six months ended June 30, 2018 and 2017, respectively.

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

	For the three months ended June 30,			For the six months ended June 30,
	2018	2017		2018	2017

Net loss	$(200,234)	$(148,950)		$(460,526)	$(259,338)

Weighted average number of common shares outstanding – basic and diluted	38,675,773	31,817,473		38,189,464	28,799,254

Basic and diluted loss per share	$-	$-	*	$(0.01)	$-	*

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss for the three and six months ended June 30, 2018 and 2017 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see note 7).

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	June 30, 2018	December 31, 2017

Due from shareholders	$21,250	$21,250

Due to directors
Mr. Ratanaphon Wongnapachant	$121,277	$266,029
Mr. Wai Hok Fung	2,275	79,070
	$123,552	$345,099

Due to a related company – Digiwork Korea (Note 1)	$-	$1,000,000

The balances with shareholders and directors detailed above as of June 30, 2018 and December 31, 2017 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2018	December 31, 2017

Office and computer equipment	$12,721	$12,912
Software	1,410	1,432
Less: Accumulated depreciation	(2,944)	(1,567)
	$11,187	$12,777

Depreciation expenses charged to the statements of comprehensive loss for the three months ended June 30, 2018 and 2017 were $728 and $364, respectively; for the six months ended June 30, 2018 and 2017 were $1,459 and $436, respectively.

NOTE 5 - COMMON STOCK

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

On May 18, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wong Mang Hon, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,000,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On June 1, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wong Sio Man, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,500,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

NOTE 6 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Tax jurisdictions from:
- Local	$(29,790)	$(43,106)	$(228,837)	$(43,106)
- Foreign, representing:
BVI	(15,584)	-	(16,679)	(84,210)
Thailand	(154,860)	(112,893)	(215,010)	(151,425)

Loss before income taxes	$(200,234)	$(155,999)	$(460,526)	$(278,741)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the six and three months ended June 30, 2018 and 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($151,332) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($907,990) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,080)	0%
THB300,000 – THB3,000,000 ($90,799)	15%
Over THB3,000,000 ($90,799)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Loss before income taxes	$(200,234)	$(155,999)	$(460,526)	$(278,741)
Statutory income tax rate	21%	34%	21%	34%
Income tax credit computed at statutory income tax rate	(42,049)	(53,040)	(96,710)	(94,772)
Reconciling items:
Non-deductible expenses	23,292	-	24,216	-
Tax effect of tax exempt entity	3,273	-	3,503	28,631
Rate differential in different tax jurisdictions	1,549	15,804	2,150	21,199
Valuation allowance on deferred tax assets	13,935	17,345	66,841	17,345
Others	-	11,628	-	8,194
Over-provision of valuation allowance in prior period	-	1,214	-	-

Total tax expenses	$-	$(7,049)	$-	$(19,403)

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2018 and December 31, 2017 are presented below

	June 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$108,209	$60,154
- Thailand	45,154	27,520
	153,363	87,674
Less: Valuation allowance	(153,363)	(87,674)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $515,283 and $286,446 as of June 30, 2018 and December 31, 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of June 30, 2018, and December 31, 2017, Digiwork had net operating loss carry forwards of $225,770 and $137,598, respectively, which will expire in various years through 2023.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 7 - SEGMENT INFORMATION

The Company, via its relationship with Digiwork, is a technology development and services provider specializing in coding services in various industries and markets.

The Company’s chief operating decision maker (“CODM”) has been identified as the CEO, who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that it has one operating segment, being technology development and provision of coding services in various industries and markets.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Capital Commitments

Digiwork engaged a related party to provide research and development services for a period of five years commencing from March 31, 2017, with a total contract amount of $10,000,000, which was subsequently lowered to $1,100,000 (see Note 1). The final payment of $1,000,000 under this agreement was paid in May 2018.

Lease Commitments

Rental expense of the Company was $12,259 and $11,525 for the three months ended June 30, 2018 and 2017, respectively; and was $24,716 and $17,075 for the six months ended June 30, 2018 and 2017, respectively

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,847) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of June 30, 2018 are payable as follows:

12 months ending June 30,
2019	$47,441
2020	31,627
2021	-
Total	$79,068

Employment Agreement

On April 1, 2018 Enigma BVI entered into an employment agreement with Mr. Cheng Kim Sing to serve as Enigma BVI’s chief financial officer for a monthly salary of HK$45,000 (approximately $5,769). The employment agreement may be terminated by Enigma BVI or Mr. Cheng with one month’s prior notice or by Enigma BVI immediately for cause.

NOTE 9 - THAILAND CONTRIBUTION PLAN

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended June 30, 2018 and 2017, the VIE contributed a total of $327 and $404, respectively; for the six months ended June 30, 2018 and 2017, the VIE contributed a total of $745 and $717, respectively, to this plan.

NOTE 10 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures, primarily with respect to THB. The Company's VIE with operations in Thailand uses its local currency, THB, as its functional currency. Although a majority of its total revenues, its payroll and other operating expenses are incurred and paid in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of June 30, 2018, and December 31, 2017, the Company owed Enigma BVI and Digiwork Korea $1,000,000 for such R&D services, respectively.

NOTE 11 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to June 30, 2018 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On May 15, 2017, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation, a British Virgin Islands company, (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon, and S-Mark Co. Ltd. (each a “Shareholder” and collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of our common stock (the “Reverse Merger”). As a result of the Reverse Merger, Enigma BVI is now our wholly-owned subsidiary. For accounting purposes, the transaction with Enigma BVI was treated as a reverse acquisition, with Enigma BVI as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Enigma BVI and its consolidated VIE.

As result of the Reverse Merger, Enigma BVI became our wholly-owned subsidiary and its business became our business. Enigma BVI is a holding company incorporated under the laws of British Virgin Islands on February 22, 2017. Enigma BVI conducts its business through its variable interest entity, Digiwork (Thailand) Co., Ltd. (“Digiwork” or “VIE”), a company incorporated in Thailand on November 24, 2016 with registered capital of Thai Baht (“THB”) 5,000,000 (approximately $151,332). Digiwork is an operating vehicle that is a joint venture company by two Thai shareholders (Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon) and one Korean shareholder, S-Mark Co., Ltd., which is a publicly listed company in Korea. Digiwork Korea is a 100% wholly-owned subsidiary of S-Mark Co., Ltd., and provides licenses of various coding technologies to Digiwork for the operation in seven countries: Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

All references in this quarterly report to share and per share data of IWEB, Inc. have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 7 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

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

Results of Operations

Comparison of Three Months ended June 30, 2018 and 2017:

	For the three months ended June 30,
	2018	2017

Revenue	$16,366	$-
Cost of revenue	(3,246)	-
General and administrative expenses	(152,185)	(156,246)
Other income (expense)	(61,169)	247
Loss before income tax	(200,234)	(155,999)
Income tax benefit	-	7,049
Net loss	$(200,234)	$(148,950)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Digiwork’s revenues for the three months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaling $3,246 for the three months ended June 30, 2018.

The Company and Enigma BVI have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the three months ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2018 was $152,185, $16,480 of which were costs associated with our personnel in Thailand, $57,799 of which were R&D expenses and $56,447 of which were professional fees. Our general and administrative expenses for the three months ended June 30, 2017 were $156,246, $19,478 of which were costs associated with our personnel in Thailand, $55,110 of which were R&D expenses and $42,994 of which were professional fees. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Other income. Our other income for the three months ended June 30, 2018 was $61,169, which was mainly related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During the three months ended June 30, 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of June 30, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D services. As Thai baht depreciated against the U.S. dollar in the second quarter of 2018, we recorded an exchange loss of $64,080.

Net loss. As a result of the above, we recorded a net loss of $200,234 and $148,950 for the three months ended June 30, 2018 and 2017, respectively.

Comparison of Six Months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017

Revenue	$16,366	$-
Cost of revenue	(3,246)	-
General and administrative expenses	(464,013)	(278,988)
Other income (expense)	(9,633)	247
Loss before income tax	(460,526)	(278,741)
Income tax benefit	-	19,403
Net loss	$(460,526)	$(259,338)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Digiwork’s revenues for the six months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaling $3,246 for the six months ended June 30, 2018.

The Company and Enigma BVI have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the six months ended June 30, 2017.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2018 was $464,013, $36,462 of which were costs associated with our personnel in Thailand, $116,537 of which were R&D expenses and $267,651 of which were professional fees. Our general and administrative expenses for the six months ended June 30, 2017 were $278,988, $34,958 of which were costs associated with our personnel in Thailand, $55,110 of which were R&D expenses and $127,204 of which were professional fees. Our professional and R&D expenses increased in the six months ended June 30, 2018 as our operations developed, and we expect our general and administrative expenses to continue to increase when we expand our operations in Thailand.

Other income. Our other income for the six months ended June 30, 2018 was $9,633, which was mainly related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During the six months ended June 30, 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea. As of June 30, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D services. As Thai baht depreciated against the U.S. dollar in the first six months of 2018, we recorded an exchange loss of $15,405.

Net loss. As a result of the above, we recorded a net loss of $460,526 and $259,338 for the six months ended June 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$1,007,592	$60,716
Total current assets	1,890,895	1,069,854
Total assets	1,902,082	1,082,631
Total liabilities	158,452	1,390,021
Accumulated deficit	(1,024,858)	(564,332)
Total stockholders’ equity (deficit)	1,743,630	(307,390)

The following table provides detailed information about our net cash flow for the six months ended June 30, 2018 and 2017:

	For the six months ended June 30,
	2018	2017
Net cash used in operating activities	$(1,337,862)	$(73,561)
Net cash used in investing activities	-	(8,678)
Net cash provided by financing activities	2,284,837	93,452
Effect of exchange rate changes on cash and cash equivalents	(99)	2,864
Net increase in cash and cash equivalents	$946,876	$14,077

Operating Activities

Net cash used in operating activities was $1,337,862 for the six months ended June 30, 2018, which was mainly due to our net loss of $460,526 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $116,537 resulting from a decrease in prepayments and deposits. Net cash used in operating activities was $73,561 for the six months period ended June 30, 2017, which was mainly due to our net loss of $259,338, which was partially offset by cash inflow of $101,344 from customer deposits and a $94,756 increase in accruals.

Investing Activities

We used cash of nil and $8,678 for purchases of property, plant and equipment for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2018 and 2017 were $2,284,837 and $93,452. For the six months ended June 30, 2018, we received $2,500,000 from the sale and issuance of our common stock and advances of $284,837 from our directors, which were partially offset by repayment of advances in the amount of $500,000 to our directors. For the six months ended June 30, 2017, we received advances of $43,452 from directors, and $50,000 from the sale and issuance of common shares of Enigma BVI (see Note 1 to the accompanying financial statements).

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$123,552	$123,552	$—	$—	$—
Lease	79,068	47,441	31,627	—	—
TOTAL	$202,620	$170,993	$31,627	$—	$—

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,847) per month.

On April 1, 2018 Enigma BVI entered into an employment agreement with Mr. Cheng Kim Sing to serve as Enigma BVI’s chief financial officer for a monthly salary of HK$45,000 (approximately $5,769). The employment agreement may be terminated by Enigma BVI or Mr. Cheng with one month’s prior notice or by Enigma BVI immediately for cause.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance supersedes current guidance on revenue recognition in Topic 605, ‘‘Revenue Recognition.” In addition, there are disclosure requirements related to the nature, amount, timing, and uncertainty of revenue recognition. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. We adopted these amendments with ASU 2014-09 (collectively, the new revenue standards). The new revenue standards became effective for us on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as our revenues continue to be recognized when the customer takes control of our services. As we did not identify any accounting changes that impacted the amount of reported revenues with respect to our service revenues, no adjustment to accumulated deficit was required upon adoption.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of June 30, 2018, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2018, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

On May 18, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wong Mang Hon, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,000,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,000,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On June 1, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Wong Sio Man, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,500,000 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

10.1*	Employment Agreement by and between Cheng Kim Sing and Enigma Technology International Corporation, dated April 1, 2018.

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2018

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Chairman

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Employment Agreement by and between Cheng Kim Sing and Enigma Technology International Corporation, dated April 1, 2018.

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

* Indicates management contract, compensatory agreement or arrangement, in which our directors or executive officers may participate.