Form 10-Q
period 2018-09-30
IWEB, Inc.
filed 2018-11-09
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,197,751

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (Unaudited)

(In U.S. dollars)

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$942,188	$60,716
Prepayments and deposits	818,436	982,523
Other receivables	6,291	5,365
Amounts due from shareholders	21,250	21,250
Total current assets	1,788,165	1,069,854

NON-CURRENT ASSETS
Property, plant and equipment, net	10,714	12,777

TOTAL ASSETS	$1,798,879	$1,082,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accruals	$15,937	$44,922
Amounts due to directors	162,298	345,099
Amount due to a related company	-	1,000,000
Total current liabilities	178,235	1,390,021

TOTAL LIABILITIES	178,235	1,390,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 shares issued and outstanding as of September 30, 2018, 37,697,750 as of December 31, 2017*	7,790	7,540
Additional paid-in capital	2,756,687	256,937
Accumulated deficit	(1,136,085)	(564,332)
Accumulated other comprehensive loss	(7,748)	(7,535)
Total stockholders' equity (deficit)	1,620,644	(307,390)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,798,879	$1,082,631

*Reflects a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the three months Ended		For the nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$13,976	$125,127	$30,342	$125,127

Cost of revenue	(1,980)	(18,919)	(5,226)	(18,919)

Gross profit	11,996	106,208	25,116	106,208

General and administrative expenses	(149,170)	(172,503)	(613,183)	(451,491)

Loss from operations	(137,174)	(66,295)	(588,067)	(345,283)

Other income	25,947	886	16,314	1,133

Loss before income tax	(111,227)	(65,409)	(571,753)	(344,150)

Income tax benefits	-	(19,403)	-	-

Net loss	$(111,227)	$(84,812)	$(571,753)	$(344,150)

Other comprehensive loss
Foreign currency translation adjustment	(11,759)	(679)	(213)	(4,720)

Total comprehensive loss	$(122,986)	$(85,491)	$(571,966)	$(348,870)

Loss per share - Basic and diluted*	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted*	40,197,751	37,500,000	38,866,249	31,731,374

*Reflects a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (Unaudited)

(In U.S. dollars)

	For the nine months ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(571,753)	$(344,150)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,173	902
Foreign exchange	(7,815)	-
Prepayments and deposits	172,566	(882,873)
Amounts due from shareholders	-	(21,250)
Amount due to a related company	(1,000,000)	975,143
Other receivables	(888)	(589)
Accruals	(29,015)	89,811
Net cash used in operating activities	(1,434,732)	(183,006)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(9,475)
Net cash used in investing activities	-	(9,475)

Cash flows from financing activities
Capital contribution from shareholders of VIE	-	50,000
Advance from directors	316,128	167,656
Repayment to directors	(500,000)	-
Proceed from issue of shares	2,500,000	-
Net cash provided by financing activities	2,316,128	217,656

Effect of exchange rates on cash	76	669

Net increase in cash and cash equivalents	881,472	25,844

Cash and cash equivalents at beginning of period	60,716	586

Cash and cash equivalents at end of period	$942,188	$26,430

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

On January 5, 2017, the Company’s Board of Directors approved an amendment to the Company’s Bylaws to change the Company’s fiscal year end from September 30 to December 31, effective as of December 31, 2016.

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is a wholly-owned subsidiary of the Company.

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands. In September 2018, the Company incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands company (“OBON”) which was incorporated in October 2018. OBON is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to a shareholder of Digiwork, Digiwork Co., Ltd. (“Digiwork Korea”). As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

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

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Both service contracts were completed as of September 30, 2017. In the nine months ended September 30, 2018, Digiwork signed program upgrading contracts with its customers, and these contracts were completed as of September 30, 2018.

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

On May 15, 2017, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Enigma Technology International Corporation (“Enigma BVI”), and all the shareholders of Enigma BVI, namely, Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (collectively the “Shareholders”), to acquire all the issued and outstanding capital stock of Enigma BVI in exchange for the issuance to the Shareholders of an aggregate of 31,500,000 restricted shares of IWEB, Inc.’s common stock (the “Reverse Merger”). The Reverse Merger closed on May 15, 2017. As a result of the Reverse Merger, Enigma BVI is a wholly-owned subsidiary of the Company.

On May 15, 2017, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of the business combination between the Company and Enigma BVI in accordance with the terms of the Share Exchange Agreement. As a result of the transaction, Enigma BVI is a wholly owned subsidiary of the Company, and the former shareholders of Enigma BVI became the holders of approximately 84% of the Company’s issued and outstanding capital stock on a fully-diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Enigma BVI is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In September 2018, the Company incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands company (“OBON”) which was incorporated in October 2018. OBON is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of September 30, 2018 and for the nine and three month periods ended September 30, 2018 and 2017 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 20, 2018.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	September 30, 2018	December 31, 2017
ASSETS
Cash at bank and on hand	$9,238	$9,601
Prepayments and deposits	818,436	982,523
Other receivables	6,291	5,365
Property, plant and equipment, net	10,714	12,777

TOTAL ASSETS	$844,679	$1,010,266

LIABILITIES
Accruals	$9,173	$5,898
Amount due to a director	324,547	209,144
Amount due to Enigma BVI	1,000,000	-
Amount due to a related company	-	1,000,000

TOTAL LIABILITIES	$1,333,720	$1,215,042

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenues	$13,976	$125,127	$30,342	$125,127

Net loss	$69,043	$25,033	$284,053	$157,055

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Net cash used in operating activities	$(17,601)	$(48,951)	$(101,727)	$(57,052)
Net cash used in investing activities	-	(797)	-	(9,475)
Net cash provided by financing activities	31,291	63,709	114,332	91,281

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2018 and December 31, 2017.

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

Digiwork’s revenues for the nine months ended September 30, 2018 of $30,342 were derived from two customers, which individually accounted for 54% and 46% of the Company’s revenues, respectively. Digiwork’s revenues for the three months ended September 30, 2018 of $13,976 were derived entirely from one customer.

Digiwork’s revenues for the three and nine months ended September 30, 2017 of $125,127 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $1,980 and $5,226 for the three and nine months ended September 30, 2018, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $18,919 for each of the three and nine month periods ended September 30, 2017.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2018	THB32.3000 to $1
December 31, 2017	THB32.5512 to $1

Income statement and cash flows items
For the nine months ended September 30, 2018	THB32.1431 to $1
For the nine months ended September 30, 2017	THB34.3577 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing on March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $56,029 and $56,146 for the three months ended September 30, 2018 and 2017, respectively; and $172,566 and $111,256 for the nine months ended September 30, 2018 and 2017, respectively.

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

	For the three months ended September 30 ,				For the nine months ended September 30,
	2018		2017		2018	2017

Net loss	$(111,227)		$(84,812)		$(571,753)	$(344,150)

Weighted average number of common shares outstanding – basic and diluted	40,197,751		37,500,000		38,866,249	31,731,374

Basic and diluted loss per share	$-	*	$-	*	$(0.01)	$(0.01)

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss for the three and nine months ended September 30, 2018 and 2017 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see Note 7 – Segment Information).

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	September 30, 2018	December 31, 2017

Due from shareholders	$21,250	$21,250

Due to directors
Mr. Ratanaphon Wongnapachant	$160,023	$266,029
Mr. Wai Hok Fung	2,275	79,070
	$162,298	$345,099

Due to a related company – Digiwork Korea (Note 1)	$-	$1,000,000

The balances with shareholders and directors detailed above as of September 30, 2018 and December 31, 2017 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2018	December 31, 2017

Office and computer equipment	$13,012	$12,912
Software	1,443	1,432
Less: Accumulated depreciation	(3,741)	(1,567)
	$10,714	$12,777

Depreciation expenses charged to the statements of comprehensive loss for the three months ended September 30, 2018 and 2017 were $714 and $466, respectively; for the nine months ended September 30, 2018 and 2017 were $2,173 and $902, respectively.

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

On May 18, 2018, the Company entered into a Securities Purchase Agreement with Wong Mang Hon, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,000,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,000,000 (the “May Private Placement”). The May Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

On June 1, 2018, the Company entered into a Securities Purchase Agreement with Wong Sio Man, pursuant to which the Company sold to the purchaser in a private placement an aggregate of 1,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $1,500,000 (the “June Private Placement”). The June Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

NOTE 6 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Tax jurisdictions from:
- Local	$(14,611)	$(59,779)	$(243,448)	$(102,885)
- Foreign, representing:
BVI	(27,573)	-	(44,252)	(84,210)
Thailand	(69,043)	(5,630)	(284,053)	(157,055)

Loss before income taxes	$(111,227)	$(65,409)	$(571,753)	$(344,150)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the nine and three months ended September 30, 2018 and 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($154,799) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($928,793) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,288)	0%
THB300,000 – THB3,000,000 ($92,879)	15%
Over THB3,000,000 ($92,879)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Loss before income taxes	$(111,227)	$(65,409)	$(571,753)	$(344,150)
Statutory income tax rate	21%	34%	21%	34%
Income tax credit computed at statutory income tax rate	(23,357)	(22,239)	(120,068)	(117,011)
Reconciling items:
Non-deductible expenses	5,500	-	29,716	-
Tax effect of tax exempt entity	5,790	-	9,293	28,631
Rate differential in different tax jurisdictions	690	789	2,841	21,988
Valuation allowance on deferred tax assets	11,377	32,328	78,218	49,673
Others	-	8,525	-	16,719

Total tax expenses	$-	$19,403	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2018 and December 31, 2017 are presented below

	September 30, 2018	December 31, 2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$111,278	$60,154
- Thailand	54,697	27,520
	165,975	87,674
Less: Valuation allowance	(165,975)	(87,674)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $529,895 and $286,446 as of September 30, 2018 and December 31, 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of September 30, 2018 and December 31, 2017, Digiwork had net operating loss carry forwards of $273,483 and $137,598, respectively, which will expire in various years through 2023.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Capital Commitments

Digiwork engaged a related party to provide research and development services for a period of five years commencing on March 31, 2017, with a total contract amount of $10,000,000, which was subsequently lowered to $1,100,000 (see Note 1). The final payment of $1,000,000 under this agreement was paid in May 2018.

Lease Commitments

Rental expense of the Company was $11,878 and $11,696 for the three months ended September 30, 2018 and 2017, respectively; and was $36,594 and $28,771 for the nine months ended September 30, 2018 and 2017, respectively

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,936) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of September 30, 2018 are payable as follows:

12 months ending September 30,
2019	$48,528
2020	20,220
2021	-
Total	$68,748

Employment Agreement

On April 1, 2018 Enigma BVI entered into an employment agreement with Mr. Cheng Kim Sing to serve as Enigma BVI’s chief financial officer for a monthly salary of HK$45,000 (approximately $5,769). The employment agreement may be terminated by Enigma BVI or Mr. Cheng with one month’s prior notice or by Enigma BVI immediately for cause.

NOTE 9 - THAILAND CONTRIBUTION PLAN

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended September 30, 2018 and 2017, the VIE contributed a total of $244 and $417, respectively; for the nine months ended September 30, 2018 and 2017, the VIE contributed a total of $989 and $1,134, respectively, to this plan.

NOTE 10 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2018, the Company’s cash and cash equivalents primarily included bank deposits of $8,073 and $932,410 in accounts maintained in Thailand and Hong Kong. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures, primarily with respect to THB. The Company's VIE with operations in Thailand uses its local currency, THB, as its functional currency. Although a majority of its total revenues, its payroll and other operating expenses are incurred and paid in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of September 30, 2018 and December 31, 2017, the Company owed Enigma BVI and Digiwork Korea $1,000,000 for such R&D services, respectively.

NOTE 11 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to September 30, 2018 and has determined that, apart from those already disclosed elsewhere in these financial statements, it does not have any material subsequent events to disclose in these financial statements.

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

In September 2018, the Company incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands company (“OBON”) which was incorporated in October 2018. OBON is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

All references in this quarterly report to share and per share data of IWEB, Inc. have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 33.6% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. Digiwork currently has 4 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

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

5.	Value of the segmented portion will go through a dot finder which is in the server library

A.	Dot coordinates will be stored in a library with exact offsets prior to production

6.	Software analyzes offsets of each dot within segmented area

A.	Offset values give each dot a unique position by calculating other dots beside it

7.	Connected to application or content

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017:

	For the three months ended September 30,
	2018	2017

Revenue	$13,976	$125,127
Cost of revenue	(1,980)	(18,919)
General and administrative expenses	(149,170)	(172,503)
Other income	25,947	886
Loss before income tax	(111,227)	(65,409)
Income tax benefit	-	(19,403)
Net loss	$(111,227)	$(84,812)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Digiwork’s revenues for the three months ended September 30, 2018 of $13,976 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaling $1,980 for the three months ended September 30, 2018.

Digiwork’s revenues for the three months ended September 30, 2017 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively. Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $18,919 for the three months ended September 30, 2017.

The Company and Enigma BVI have not earned any revenue since their inception.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2018 was $149,170, $36,956 of which were costs associated with our personnel, $56,029 of which were R&D expenses and $30,737 of which were professional fees. Our general and administrative expenses for the three months ended September 30, 2017 was $172,503, $19,446 of which were costs associated with our personnel in Thailand, $56,146 of which were R&D expenses and $72,558 of which were professional fees. Professional fees were high in the third quarter of 2017 mainly in relation to the reverse merger transaction with IWEB Inc. (see Note 1 to the accompanying financial statements).

Other income. Our other income for the three months ended September 30, 2018 was $25,947, which was mainly related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During the three months ended September 30, 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of September 30, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D services fees. As Thai baht appreciated against the U.S. dollar in the third quarter of 2018, we recorded an exchange gain of $23,219.

Net loss. As a result of the above, we recorded a net loss of $111,277 and $84,812 for the three months ended September 30, 2018 and 2017, respectively.

Comparison of Nine Months Ended September 30, 2018 and 2017:

	For the nine months Ended September 30,
	2018	2017

Revenue	$30,342	$125,127
Cost of revenue	(5,226)	(18,919)
General and administrative expenses	(613,183)	(451,491)
Other income	16,314	1,133
Loss before income tax	(571,753)	(344,150)
Income tax benefit	-	-
Net loss	$(571,753)	$(344,150)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Digiwork’s revenues for the nine months ended September 30, 2018 of $30,342 were derived from two customers, which individually accounted for 54% and 46% of the Company’s revenues, respectively. Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,226 for the nine months ended September 30, 2018.

Digiwork’s revenues for the nine months ended September 30, 2017 of $125,127 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively. Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $18,919 for the nine months ended September 30, 2017.

The Company and Enigma BVI have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the nine months ended September 30, 2017.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2018 was $613,183, $84,957 of which were costs associated with our personnel, $172,566 of which were R&D expenses and $286,849 of which were professional fees. Our general and administrative expenses for the nine months ended September 30, 2017 was $451,491, $54,404 of which were costs associated with our personnel in Thailand, $111,256 of which were R&D expenses and $199,762 of which were professional fees. Our general and administrative expenses increased by 35.8% in the nine months ended September 30, 2018 as our operations developed, and we expect our general and administrative expenses to continue to increase when we expand our operations in Thailand.

Other income. Our other income for the nine months ended September 30, 2018 and 2017 was $16,314 and $1,133, respectively, which was mainly related to exchange differences. .

Net loss. As a result of the above, we recorded a net loss of $571,753 and $344,150 for the nine months ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$942,188	$60,716
Total current assets	1,788,165	1,069,854
Total assets	1,798,879	1,082,631
Total liabilities	178,235	1,390,021
Accumulated deficit	(1,136,085)	(564,332)
Total stockholders’ equity (deficit)	1,620,644	(307,390)

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2018 and 2017:

	For the nine months Ended September 30,
	2018	2017
Net cash used in operating activities	$(1,434,732)	$(183,006)
Net cash used in investing activities	-	(9,475)
Net cash provided by financing activities	2,316,128	217,656
Effect of exchange rate changes on cash and cash equivalents	76	669
Net increase in cash and cash equivalents	$881,472	$25,844

Operating Activities

Net cash used in operating activities was $1,434,732 for the nine months ended September 30, 2018, which was mainly due to our net loss of $571,753 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $172,566 resulting from a decrease in prepayments and deposits.

Net cash used in operating activities was $183,006 for the nine months period ended September 30, 2017, which was mainly due to our net loss of $344,150 and increase in prepayments and deposits of $882,873, and partially offset by cash inflow of a $975,143 increase in a payable to a related company and a $89,811 increase in accruals.

Investing Activities

We used cash of nil and $9,475 for purchases of property, plant and equipment for the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2018 and 2017 was $2,316,128 and $217,656, respectively. For the nine months ended September 30, 2018, we received $2,500,000 from the sale and issuance of our common stock and advances of $316,128 from our directors, which were partially offset by repayment of advances in the amount of $500,000 to our directors. For the nine months ended September 30, 2017, we received advances of $167,656 from directors, and a $50,000 capital contribution from one of the shareholders of our VIE (see Note 1 to the accompanying financial statements).

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$162,298	$162,298	$—	$—	$—
Lease	68,748	48,528	20,220	—	—
TOTAL	$231,046	$210,826	$20,220	$—	$—

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,936) per month.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of September 30, 2018, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in our bank accounts.

3.	We did not implement appropriate information technology controls – As of September 30, 2018, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: November 9, 2018

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

