Form 10-K
period 2018-12-31
IWEB, Inc.
filed 2019-03-15
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD FROM                           TO

Commission file number: 333-205835

IWEB, INC.

(Exact name of Registrant as specified in its charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company cannot determine the aggregate market value of common equity held by non-affiliates as of June 30, 2018, because there were no trades of the Company’s common stock on or around such date. As of March 12, 2019 the registrant had outstanding 40,197,751* shares of common stock.

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

Unless otherwise indicated, information in this report concerning economic conditions and our industry is based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third party sources, as well as data from our internal research, which are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000  (approximately $154,751), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000   (approximately $929) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

In the first quarter of 2017, Digiwork signed two service contracts with two unrelated entities for coding services. Both service contracts were completed as of September 30, 2017. In the year ended December 31, 2018, Digiwork signed program upgrading contracts with its customers, and these contracts were completed as of December 31, 2018.

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

On May 15, 2017, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of the business combination between the Company and Enigma BVI in accordance with the terms of the Share Exchange Agreement. As a result of the transaction, Enigma BVI became a wholly owned subsidiary of the Company, and the former shareholders of Enigma BVI became the holders of approximately 84% of the Company’s issued and outstanding capital stock on a fully-diluted basis. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Enigma BVI is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

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

The financial statements of the Company include all of the accounts of the Company, its subsidiaries and its VIE entity, Digiwork.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd. or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., which is a shareholder of Digiwork and a 31.3% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 4 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

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

Completed portion of the pattern:

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

Employees

Digiwork currently has 4 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense were $228,946 and $163,159 for years ended December 31, 2018 and 2017, respectively.

Available Information

Our common stock is listed on the OTCQB Marketplace and trades under the symbol “IWBB.” Our principal executive offices are located at RS Tower Building, 8th Floor, Address No. 121/34, Ratchadaphisek Road, Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand, and our telephone number is +662-248-2436. The internet address of our corporate website is www.iwebb.info.

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

Digiwork was formed on November 24, 2016. As of December 31, 2018 and 2017, revenue of $30,192 and $126,456 was generated from the operation and the company is still in developing stage. In 2017, Digiwork signed and completed two service contracts with two unrelated entities for coding services. In 2018, Digiwork signed program upgrading contracts with its customers, and these contracts were completed as of December 31, 2018. Digiwork has incurred net losses from inception. Although we anticipate that Digiwork will be a profitable company, in order to achieve sustained profitability we will need to generate more revenue from coding technologies, which we cannot ensure will happen. Achieving sustained profitability will depend upon a variety of factors, including the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities, which might increase the expenses significantly. In addition, we will evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions from time to time. Finally, various adverse developments, including the loss of contracts or cost overruns on our existing contracts, could have a negative effect on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue generated and as a result we may not be able to achieve or sustain profitability.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting: we did not have an Audit Committee, we did not maintain appropriate cash controls, we did not implement appropriate information technology controls, and we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remedy these material weaknesses. Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2019.   We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s periodic financial reporting. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

All the agreements under our contractual arrangements are governed by Thai law and provide for the resolution of disputes through arbitration in Thailand. Accordingly, these contracts would be interpreted in accordance with Thai law and any disputes would be resolved in accordance with Thai legal procedures. The legal system in the Thailand is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the Thai legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under Thai law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under Thai law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and if the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in Thai courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our VIE, and our ability to conduct our business may be negatively affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices and our consolidated entity are located at RS Tower Building, 8th Floor, Address No. 121/34, with an approximate area of 363.20 square meters, located on Ratchadaphisek Road, Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand.  We lease our facilities pursuant to a lease agreement that will expire on February 20, 2020.

Our newly established subsidiary, One Belt One Network (HK) Limited, is located at Room 1614, 16th Floor, Seapower Tower, Concordia Plaza, 1 Science Museum Road, Tsim Sha Tsui, Hong Kong. We lease our facilities pursuant to a lease agreement that will expire on October 31, 2019.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Rent expense amounted to $62,713 and $40,604 for the years ended December 31, 2018 and 2017, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has cleared for quotation on the OTCQB marketplace using the symbol “IWBB” since March 1, 2016. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during 2018 (commencing October 22, 2018, the first day on which trading is reported on the OTC Markets website), based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2018
Fourth quarter (commencing October 22, 2018)	4.00	2.00

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

Holders of Record

We have 347 stockholders of record as of March 12, 2019.

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

As result of the Reverse Merger, Enigma BVI became our wholly-owned subsidiary and its business became our business. Enigma BVI is a holding company incorporated under the laws of British Virgin Islands on February 22, 2017. Enigma BVI conducts its business through its variable interest entity, Digiwork (Thailand) Co., Ltd. (“Digiwork” or “VIE”), a company incorporated in Thailand on November 24, 2016 with registered capital of Thai Baht (“THB”) 5,000,000 (approximately $154,751). Digiwork is an operating vehicle that is a joint venture company by two Thai shareholders (Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon) and one Korean shareholder, S-Mark Co., Ltd., which is a publicly listed company in Korea. Digiwork Korea is a 100% wholly-owned subsidiary of S-Mark Co., Ltd., and provides licenses of various coding technologies to Digiwork for the operation in seven countries: Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

All references above to share and per share data of IWEB, Inc. have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a 31.3% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 4 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

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

In September 2018, we incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands company (“OBON”) which was incorporated in October 2018. OBON is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2018 and 2017:

	2018	2017

Revenue	$30,192	$126,456
Cost of revenue	(5,201)	(19,119)
General and administrative expenses	(818,575)	(592,402)
Other income	15,507	33,138
Loss before income tax	(778,077)	(451,927)
Income tax expense	-	-
Net loss	$(778,077)	$(451,927)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT"). Enigma BVI has not earned any revenue since its inception.

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Digiwork’s revenues for the year ended December 31, 2017 of $126,456 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaled $19,119 for the year ended December 31, 2017, respectively.

General and administrative expenses.

Our general and administrative expenses for the year ended December 31, 2018 was $818,575, $119,686 of which were costs associated with our personnel, $228,946 of which were R&D expenses and $345,149 of which were audit and professional fees.

Our general and administrative expenses for the year ended December 31, 2017 was $592,402, $74,463 of which were costs associated with our personnel in Thailand, $163,159 of which were R&D expenses and $279,637 of which were audit and professional fees.

We reclassified 2017 exchange gain of $28,018 from a reduction in general and administrative expenses to other income, in order to conform to the 2018 financial statement presentation.

We expect our general and administrative expenses to increase when we expand our operations.

Other income. Our other income for the years ended December 31, 2018 and 2017 was $15,507 and $33,138, respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of December 31, 2018, our VIE in Thailand owed Enigma BVI (as of December 31, 2017, our VIE owed Digiwork Korea) $1,000,000 for such R&D services fees. As Thai baht appreciated against the U.S. dollar in 2018 and 2017, we recorded an exchange gain of $7,466 and $28,018, respectively.

Net loss. As a result of the above, we recorded a net loss of $778,077 and $451,927 for the years ended December 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	December 31,
	2018	2017
Cash and cash equivalents	$731,239	$60,716
Total current assets	1,516,193	1,069,854
Total assets	1,526,176	1,082,631
Total liabilities	113,092	1,390,021
Accumulated deficit	(1,337,628)	(564,332)
Total equity (deficit)	1,413,084	(307,390)

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. At December 31, 2017, we had an accumulated deficit of $564,332, and net working capital deficit of $320,167. As a result, the report from our independent registered public accounting firm for the year then ended included an explanatory paragraph in respect to the substantial doubt of our ability to continue as a going concern. The financial statements for fiscal year 2017 and for prior periods did not include any adjustments that might result from the outcome of that uncertainty. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs.

During the year ended December 31, 2018, we entered into two Securities Purchase Agreements with investors, pursuant to which we sold to the investors in private placements an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $2,500,000, which we believe provides sufficient working capital and enough cash on hand to satisfy our current obligations. See Note 5 to the accompanying consolidated financial statements.

The following table provides detailed information about our net cash flow for the years ended December 31, 2018 and 2017:

	2018	2017
Net cash used in operating activities	$(1,517,053)	$(313,191)
Net cash used in investing activities	-	(13,734)
Net cash provided by financing activities	2,187,503	386,891
Effect of exchange rate changes on cash and cash equivalents	73	164
Net increase in cash and cash equivalents	$670,523	$60,130

Operating Activities

Net cash used in operating activities was $1,517,053 for the year ended December 31, 2018, which was mainly due to our net loss of $778,077 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $221,479 resulting from a decrease in prepayments and deposits and $33,995 increase in accruals.

Net cash used in operating activities was $313,191 for the year ended December 31, 2017, which was mainly due to our net loss of $451,927 and increase in prepayments and deposits of $838,538, and partially offset by cash inflow of $957,489 from an increase in payable to a related company and cash inflow of $44,671 from an increase in accruals.

Investing Activities

We used cash of nil and $13,734 for purchases of property, plant and equipment for the years ended December 31, 2018 and 2017, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 were $2,187,503 and $386,891, respectively. For the year ended December 31, 2018, we received $2,500,000 from the sale and issuance of our common stock and advances of $349,801 from our directors, which were partially offset by repayment of advances in the amount of $662,298 to our directors. In 2017, we received advances of $286,891 from our directors, and repaid $147,750 to directors. We also received proceeds of $197,750 from issue of our shares and capital contribution of $50,000 from shareholders.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2018:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amount due to a director	$34,133	$34,133	$—	$—	$—
Leases	127,435	119,025	8,410	—	—
TOTAL	$161,568	$153,158	$8,410	$—	$—

We entered into a lease for office space located in Din Daeng Sub-District, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,934) per month.

We entered into a lease for office space located in Hong Kong for the period from November 1, 2018 to October 31, 2019, at HK$55,000 ($7,051) per month.

On April 1, 2018, Enigma BVI entered into an employment agreement with Mr. Cheng Kim Sing to serve as Enigma BVI’s chief financial officer for a monthly salary of HK$45,000 (approximately $5,769). The employment agreement may be terminated by Enigma BVI or Mr. Cheng with one month’s prior notice or by Enigma BVI immediately for cause.

Off-Balance Sheet Transactions

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements.

Basis of Presentation

The financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Certain amounts included in the 2017 financial statements have been reclassified to conform to the 2018 financial statement presentation as follows:

—	Exchange gain of $28,018 was reclassified from a reduction in general and administrative expenses to other income.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ending March 31, 2019. Upon adoption, we will include our Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IWEB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IWEB, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co. (successor to Centurion ZD CPA Limited)

We have served as the Company's auditor since 2017.

Hong Kong, China

March 15, 2019

IWEB, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$731,239	$60,716
Prepayments and deposits	760,958	982,523
Other receivables	2,746	5,365
Amounts due from shareholders	21,250	21,250
Total current assets	1,516,193	1,069,854

NON-CURRENT ASSETS
Property, plant and equipment, net	9,983	12,777

TOTAL ASSETS	$1,526,176	$1,082,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accruals	$78,959	$44,922
Amounts due to directors	34,133	345,099
Amount due to a related company	-	1,000,000
Total current liabilities	113,092	1,390,021

TOTAL LIABILITIES	113,092	1,390,021

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 (December 31, 2017: 37,697,750) shares issued and outstanding as of December 31, 2018*	7,790	7,540
Additional paid-in capital	2,756,687	256,937
Accumulated deficit	(1,337,628)	(564,332)
Accumulated other comprehensive loss	(8,984)	(7,535)
Total IWEB, Inc.'s stockholders' equity (deficit)	1,417,865	(307,390)
Non-controlling interests	(4,781)	-
Total equity (deficit)	1,413,084	(307,390)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,526,176	$1,082,631

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017
Revenue	$30,192	$126,456
Cost of revenue	(5,201)	(19,119)
Gross profit	24,991	107,337
General and administrative expenses	(818,575)	(592,402)
Loss from operations	(793,584)	(485,065)
Other income	15,507	33,138
Loss before income tax	(778,077)	(451,927)
Income tax expense	-	-
Net loss	$(778,077)	$(451,927)
Net loss attributable to noncontrolling interests	4,781	-
Net loss attributable to IWEB, Inc.	$(773,296)	$(451,927)
Net loss	$(778,077)	$(451,927)
Other comprehensive loss
Foreign currency translation adjustment	(1,449)	(9,864)
Total comprehensive loss	$(779,526)	$(461,791)
Total comprehensive loss attributable to non-controlling interests	4,781	-
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(774,745)	$(461,791)
Loss per share - Basic and diluted*	$(0.02)	$(0.01)
Weighted average number of common shares outstanding - Basic and diluted*	39,201,861	33,210,306

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	2018	2017

Cash flows from operating activities
Net loss	$(778,077)	$(451,927)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,891	1,500
Changes in assets and liabilities
Prepayments and deposits	221,479	(838,538)
Amounts due from shareholders	-	(21,250)
Other receivables	2,659	(5,136)
Amount due to a related company	(1,000,000)	957,489
Accruals	33,995	44,671
Net cash used in operating activities	(1,517,053)	(313,191)

Cash flows from investing activities
Purchase of property, plant and equipment	-	(13,734)
Net cash used in investing activities	-	(13,734)

Cash flows from financing activities
Capital contribution from shareholders	-	50,000
Advance from directors	349,801	286,891
Repayment to directors	(662,298)	(147,750)
Proceed from issue of shares	2,500,000	197,750
Net cash provided by financing activities	2,187,503	386,891

Effect of exchange rates on cash	73	164

Net increase in cash and cash equivalents	670,523	60,130

Cash and cash equivalents at beginning of year	60,716	586

Cash and cash equivalents at end of year	$731,239	$60,716

Supplemental of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

(In U.S. dollars)

	Common Stock			Treasury Shares
	Number of Shares*	Amount	Additional Paid-In Capital	Number of Shares*	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity (Deficit)

Balance as of January 1, 2017	25,747,500	$5,149	$136,214	-	$-	$(112,405)	$2,329	$-	$31,287
Capital contribution from shareholders	-	-	50,000	-	-	-	-	-	50,000
Shares repurchased as treasury shares (Note 5)	-	-	-	(19,747,500)	(1)	-	-	-	(1)
Shares issued due to recapitalization (Note 1)	11,752,500	2,351	(126,987)	19,747,500	1	-	-	-	(124,635)
Shares issued	197,750	40	197,710	-	-	-	-	-	197,750
Net loss	-	-	-	-	-	(451,927)	-	-	(451,927)
Foreign currency translation adjustment	-	-	-	-	-	-	(9,864)	-	(9,864)
Balance as of December 31, 2017	37,697,750	$7,540	$256,937	-	$-	$(564,332)	$(7,535)	$-	$(307,390)

Shares issued	2,500,000	250	2,499,750	-	-	-	-	-	2,500,000
Rounding difference on reverse stock split	1	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(773,296)	-	(4,781)	(778,077)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,449)	-	(1,449)
Balance as of December 31, 2018	40,197,751	$7,790	$2,756,687	-	$-	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084

 *Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $154,751), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $929) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to S-Mark Co. Ltd. a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”), a wholly owned subsidiary of S-Mark. As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. The final payment of $1,000,000 was due on August 31, 2017.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D to Digiwork Korea were $743,923 and $965,614 as of December 31, 2018 and 2017, respectively.

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

Going Concern

The Company has a history of recurring net losses and a significant accumulated deficit. At December 31, 2017, the Company had an accumulated deficit of $564,332, and net working capital deficit of $320,167. As a result, the report from the independent registered public accounting firm for the year then ended included an explanatory paragraph in respect to the substantial doubt of the Company’s ability to continue as a going concern. The financial statements for fiscal year 2017 and for prior periods did not include any adjustments that might result from the outcome of that uncertainty. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs.

During the year ended December 31, 2018, the Company entered into two Securities Purchase Agreements with investors, pursuant to which the Company sold to the investors in private placements an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $2,500,000, which management believes provides sufficient working capital and enough cash on hand to satisfy its current obligations. See Note 5 to the consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Certain amounts included in the 2017 financial statements have been reclassified to conform to the 2018 financial statement presentation as follows:

—	Exchange gain of $28,018 was reclassified from a reduction in general and administrative expenses to other income.

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

Basis of Consolidation and Noncontrolling Interests

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE entity. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

For the Company's non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect portion of equity that is not attributable, directly or indirectly, to the Company. Consolidated net income in the consolidated income statements includes net income (loss) attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in the Company's consolidated balance sheets. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the consolidated statements of cash flows.

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

The following financial information of the Company’s consolidated VIE is included in the accompanying consolidated financial statements:

	December 31,
	2018	2017
ASSETS
Cash at bank and on hand	$1,989	$9,601
Prepayments and deposits	760,958	982,523
Other receivables	2,746	5,365
Property, plant and equipment, net	9,983	12,777

TOTAL ASSETS	$775,676	$1,010,266

LIABILITIES
Accruals	$15,150	$5,898
Amount due to a director	358,681	209,144
Amount due to Enigma BVI	1,000,000	-
Amount due to a related company	-	1,000,000

TOTAL LIABILITIES	$1,373,831	$1,215,042

	Years ended December 31,
	2018	2017

Revenue	$30,192	$126,456

Net loss	$391,930	$226,199

	Years ended December 31,
	2018	2017

Net cash used in operating activities	$(155,691)	$(212,405)
Net cash used in investing activities	-	-
Net cash provided by financing activities	148,006	210,662

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, the Company reviews the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2018 and 2017.

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

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Digiwork’s revenues for the year ended December 31, 2017 of $126,456 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaled $19,119 for the year ended December 31, 2017.

The Company and its subsidiaries have not earned any revenue since their inception.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company and its subsidiaries is US$. The Company's VIE with operations in Thailand uses its respective local currency, Thai Baht (“THB”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2018	THB32.3100 to $1
December 31, 2017	THB32.5512 to $1

Income statement and cash flows items
For the year ended December 31, 2018	THB32.3035 to $1
For the year ended December 31, 2017	THB33.9964 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $228,946 and $163,159 for the years ended December 31, 2018 and 2017, respectively.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2018, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Years ended December 31,
	2018	2017

Net loss attributable to IWEB, Inc.	$(773,296)	$(451,927)

Weighted average number of common stock outstanding – basic and diluted	39,201,861	33,210,306

Basic and diluted loss per share	$(0.02)	$(0.01)

The calculation of basic net loss per share of common stock is based on the net loss the years ended December 31, 2018 and 2017 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

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

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. The Company will adopt this new rule beginning with its financial reporting for the quarter ending March 31, 2019. Upon adoption, the Company will include its Consolidated Statements of Stockholders’ Equity with each quarterly filing on Form 10-Q.

NOTE 3 - BALANCES WITH RELATED PARTIES

	December 31,
	2018	2017

Due from shareholders	$21,250	$21,250

Due to directors
Mr Ratanaphon Wongnapachant	$34,133	$266,029
Mr. Wai Hok Fung	-	79,070
	$34,133	$345,099

Due to a related company – Digiwork Korea (Note 1)	$-	$1,000,000

The balances with shareholders and directors detailed above as of December 31, 2018 and 2017 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2018	2017

Office and computer equipment	$13,009	$12,912
Software	1,442	1,432
Less: Accumulated depreciation	(4,468)	(1,567)
	$9,983	$12,777

Depreciation expenses charged to the statements of comprehensive loss for the year ended December 31, 2018 and 2017 were $2,891 and $1,500, respectively.

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

NOTE 6 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2018	2017

Tax jurisdictions from:
- Local	$(296,508)	$(140,786)
- Foreign, representing:
HK	(15,936)	-
BVI	(73,703)	(84,942)
Thailand	(391,930)	(226,199)

Loss before income taxes	$(778,077)	$(451,927)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2018 and 2017.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Hong Kong

One Belt One Network (HK) Limited is incorporated in Hong Kong and is subject to Hong Kong taxation at a rate of 16.5% on income derived from its activities conducted in Hong Kong. No provision for income taxes in Hong Kong has been made as One Belt One Network (HK) Limited had no taxable income since its inception.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB)($154,751) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($928,505) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,285)	0%
THB300,000 – THB3,000,000 ($92,851)	15%
Over THB3,000,000 ($92,851)	20%

A reconciliation of loss before income taxes to the effective tax rate is as follows:

	Years ended December 31,
	2018	2017

Loss before income taxes	$(778,077)	$(451,927)
Statutory income tax rate	21%	34%
Income tax credit computed at statutory income tax rate	(163,396)	(153,655)
Reconciling items:
Non-deductible expenses	43,445	20,141
Tax effect of tax exempt entity	15,478	28,880
Rate differential in different tax jurisdictions	4,636	31,668
Provisional re-measurement of deferred taxes – TCJ Act	-	(43,026)
Valuation allowance on deferred tax assets	99,837	115,992

Total tax expenses	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are presented below:

	December 31,
	2018	2017

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$122,420	$60,154
- Thailand	65,102	27,520
	187,522	87,674
Less: Valuation allowance	(187,522)	(87,674)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $582,954 and $286,446 as of December 31, 2018 and 2017, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of December 31, 2018 and December 31, 2017, Digiwork had net operating loss carry forwards of $325,509 and $137,598, respectively, which will expire in various years through 2023.

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

Lease Commitments

Rental expense of the Company was $62,713 and $40,604 for the years ended December 31, 2018 and 2017, respectively

The Company has entered into a lease for office space located in Unit 1614, North Tower, Concordia Plaza, No 1 Science Museum Road, Tsim Sha Tsui East, Kowloon, Hong Kong for the period from November 1, 2018 to October 31, 2019, at HKD55,000 ($7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,934) per month.

The total future minimum lease payments under the non-cancellable operating lease with respect to the office premises as of December 31, 2018 are payable as follows:

12 months ending December 31,
2019	$119,025
2020	8,410
2021	-
Total	$127,435

NOTE 9 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the years ended December 31, 2018 and 2017, the VIE contributed a total of $1,223 and $1,554, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the years ended December 31, 2018 and 2017 were $1,538 and nil, respectively.

NOTE 10 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2018 and 2017, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Digiwork’s revenues for the year ended December 31, 2017 of $126,456 were derived from two customers, which individually accounted for 65% and 35% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaled $19,119 for the year ended December 31, 2017, respectively.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIE with operations in Thailand uses its respective local currency, THB, as its functional currency. Although a majority of its total revenues, its payroll and other operating expenses are incurred and paid in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of December 31, 2018 and 2017, the Company owed Enigma BVI and Digiwork Korea $1,000,000 for such R&D services, respectively.

NOTE 11 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to December 31, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of December 31, 2018, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2018, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2019.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers and their respective ages, positions, term of office and biographical information are set forth below. Our directors serve until the next meeting of shareholders or until their successors are duly elected and qualified. Our executive officers are chosen by our board of directors and serve at its discretion. There are no existing family relationships between or among any of our executive officers or directors.

Name	Age	Position	Served From
Ratanaphon Wongnapachant	38	Chief Executive Officer, Chairman and Director	May, 2017
Wai Hok Fung	43	President and Director	December, 2016
Bodin Kasemset	44	Director	May, 2017
Cheng Kim Sing	44	Chief Financial Officer, Treasurer and Secretary	December, 2016

Director and Executive Officer Qualification

Ratanaphon Wongnapachant was appointed on May 15, 2017 as a director and the Chairman of the Board, and as the Company’s Chief Executive Officer. Mr. Wongnapachant has served as the chief executive officer of Digiwork (Thailand) Co., Ltd. since 2016, and as the managing director of SWA Capital Co. Ltd. since 2014. He was previously the executive director of PAE (Thailand) PLC, an engineering and construction company, from 2010 to 2011, and as its managing director from 2011 to 2014. Mr. Wongnapachant received his bachelor’s degree in marketing research from Seattle University in 2005 and his Executive MBA from the SASIN Graduate Institute of Business Administration of Chulalongkorn University in Bangkok, Thailand, in 2016. The Board believes that Mr. Wongnapachant’s experience leading Digiwork (Thailand) Co., Ltd. and other enterprises as a performance executive will benefit the Company and make him a valuable member of the Board and the Company’s management team.

Wai Hok Fung has served as a director of the Company since December, 2016. Mr. Wai also currently serves as a director of SGOCO Group Ltd. (NASDAQ: SGOC) since December 2015, focusing on display and computer products and energy saving products and services. Mr. Wai has also served as a director of Wahfong Industrial Development Co., Ltd., a manufacturing company located in the PRC producing women’s clothing, since 2002, and as a director of Hebort International Limited, an exporter and wholesaler of wine, cigarettes and other products, since 2006. Hebort is a partner of Silverbear Capital and a strategic partner of UNIDO in exploring solar, Green and energy saving industry. Mr. Wai provides consulting services from time to time to companies exploring mining and energy projects internationally. Mr. Wai received his high school certificate from the Jockey Club TI-I College in Hong Kong in 1996, his Diploma of Account and Finance from the Sydney Institute of Business and Technology in 1998, and his Bachelor of Account and Finance from Macquarie University in Sydney, Australia, in 2002.

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

Cheng Kim Sing has served as the Company’s Chief Financial Officer, Treasurer and Secretary since December, 2016, and previously served as a director on the Board. Mr. Cheng also serves as the CFO of Enigma since April 1, 2018. Mr. Cheng previously served as the Finance Manager of Good View Fruits Co. Ltd., a fruit manufacturer, distributor and retailer based predominantly in Hong Kong, from December, 2008 to July, 2016. He served as the Assistant Manager of Wofoo Plastics Ltd., a plastic manufacturing company located in Hong Kong, from April, 2007 to September, 2008. Mr. Cheng has received and holds a number of degrees and certifications, including but not limited to his Master of Professional Accounting degree from Hong Kong Polytechnic University in 2003, his Master of Accountancy degree from Jinan University in China in 2004, his Master of Business Administration degree from Hong Kong Baptist University in 2006 and his Master of Laws degree from Renmin University of China in 2010. Mr. Cheng is also a certified public accountant in the PRC and Hong Kong, a certified information systems auditor, a certified internal auditor and a certified fraud examiner in the USA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a).

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position (1)	Year	Salary	Stock Awards	All Other Compensation	Total
Ratanaphon Wongnapachant,	2018	$-	$-	$-	$-
Chief Executive Officer, Chairman and Director	2017	-	-	-	-

Wai Hok Fung,	2018	$-	$-	$-	$-
President and Director	2017	-	-	-	-

Cheng Kim Sing, Chief Financial	2018	$53,462	$-	$-	$53,462
Officer, Treasurer and Secretary	2017	-	-	-	-

(1)	On May 15, 2017, we acquired Enigma BVI in a reverse acquisition transaction that was structured as a share exchange. The annual, long term and other compensation shown in this table include the amounts that these officers received from Enigma BVI and/or its VIE prior to the consummation of the reverse acquisition.

Compensation of Directors

Since our inception, no compensation has been paid to our directors.

Employment Contracts

On April 1, 2018, Cheng Kim Sing, the CFO of the Company entered into an Employment Agreement with Enigma Technology International Corporation to take the CFO position of Enigma, a wholly owned subsidiary of the Company. Pursuant to the terms of his employment agreement, Mr. Cheng receives monthly compensation in the amount of HK$45,000 and he commenced his service on April 1, 2018. The employment agreement can be terminated by either Enigma or Mr. Cheng for any reason with a month prior written notice or terminated by Enigma immediately for cause. Mr. Cheng’s employment agreement includes typical non-solicitation clause.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of March 12, 2019, the most recent practicable date for computing beneficial ownership, by:

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

Applicable percentage ownership is based on 40,197,751 shares of our common stock issued and outstanding as of March 12, 2019. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options and warrants held by such persons that are currently exercisable or convertible, or will be exercisable or convertible within 60 days of March 12, 2019 . We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o IWeb, Inc., at 121/34, RS Tower, 8th Floor, Ratchadaphisek Road, Din Daeng Sub-district, Din Daeng District, Bangkok, Thailand.

Name of beneficial owner	Number of shares beneficially owned	Percent of class
Wai Hok Fung, President and Director	4,843,500	12.0%
Ratanaphon Wongnapachant, Chief Executive Officer and Director	12,955,000	32.3%
Cheng Kim Sing, Chief Financial Officer, Secretary, Treasurer	-	-
Directors and executive officers as a group (3 people)	17,798,500	44.3%
S-Mark Co. Ltd.	12,600,000	31.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. Wai Hok Fung, our President, former Chief Executive Officer, director and shareholder, has loaned to the Company an aggregate amount of nil and $79,070 as of December 31, 2018 and 2017, respectively, which was interest free, unsecured and payable on demand.

Mr. Ratanaphon Wongnapachant, our chairman and chief executive officer, has loaned to Enigma Technology International Corporation (“Enigma BVI”) and its VIE a net amount of $34,133 and $266,029 as of December 31, 2018 and 2017, respectively, which is interest free, unsecured and payable on demand.

As of December 31, 2018 and 2017, S-Mark and Ms. Lertchawalitanon owed $20,000 and $1,250 to Enigma BVI, respectively, in relation to their shares of capital contribution to Enigma BVI. These amounts are interest free, unsecured and payable on demand.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd. or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., which is a shareholder of Digiwork and a 31.3% shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 4 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea. Digiwork Korea also agreed to grant to Digiwork full and exclusive licenses of any new launches, developments, improvements and any other intellectual property rights of coding technology so developed by Digiwork Korea. The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Centurion ZD CPA & Co., our independent registered public accounting firm.

	Years ended December 31,
	2018	2017

Audit fees	$220,000	$107,000
Audit-related fees	-	-
Tax fees	-	-
All other services	-	-
Total	220,000	$107,000

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of December 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 16. Form 10-K Summary

Not applicable.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit
No.	Description
2.1	Share Exchange Agreement between IWeb, Inc. and Enigma Technology International Corporation, dated May 15, 2017, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
3.1	Articles of Incorporation of IWeb, Inc., incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 22, 2017.
3.3	Certificate of Change, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2018.
3.4	Bylaws of IWeb, Inc., incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.5	First Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.
10.1	Repurchase Agreement between IWeb, Inc. and Wai Hok Fung, dated May 14, 2017, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.2	Exclusive Technology Consulting and Service Agreement between Enigma Technology International Corporation and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.3	Equity Pledge Agreements by and among Enigma Technology International Corporation, S-Mark Co., Ltd. and DigiWork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.4	Equity Pledge Agreements by and among Enigma Technology International Corporation, Ratanaphon Wongnapachant and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.5	Equity Pledge Agreements by and among Enigma Technology International Corporation, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.6	Power of Attorney by Ratanaphon Wongnapachant dated May 15, 2017, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.7	Power of Attorney by Chanikarn Lertchawalitanon dated May 15, 2017, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.8	Exclusive Purchase Option Agreement by and among Enigma Technology International Corporation, S-Mark Co., Ltd., Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.9	Repurchase Agreement, dated May 14, 2017, by and between the Company and Wai Hok Fung, incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K/A filed with the SEC on May 16, 2017.
10.10	Amended and Restated Joint Business Agreement dated March 31, 2017, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.11	Service Agreement with Celebos (Thailand) Co., Ltd. dated March 21, 2017, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.12	Service Agreement with Isobar (Thailand) Co., Ltd. dated March 17, 2017, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.13	Amendment to Amended and Restated Joint Business Agreement dated July 10, 2017, incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.14	Securities Purchase Agreement, dated November 16, 2017, by and between IWeb Inc. and the purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2017.
10.15	Employment Agreement by and between Cheng Kim Sing and Enigma Technology International Corporation, dated April 1, 2018, incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed with the SEC on August 13, 2018.
21.1	List of Subsidiaries of the Company.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWEB, Inc.

Date: March 15, 2019	By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ratanaphon Wongnapachant	Chief Executive Officer and Director	March 15, 2019
Ratanaphon Wongnapachant	(Principal Executive Officer)

/s/ Wai Hok Fung	President and Director	March 15, 2019
Wai Hok Fung	(Principal Executive Officer)

/s/ Cheng Kim Sing	Secretary, Treasurer, Chief Financial Officer	March 15, 2019
Cheng Kim Sing	(Principal Financial Officer)

/s/ Bodin Kasemset	Director	March 15, 2019
Bodin Kasemset

