Form 10-Q
period 2019-03-31
IWEB, Inc.
filed 2019-05-15
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,197,751*

*The Company effected 1-for-2 reverse stock split on March 13, 2018.

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018 (Unaudited)

(In U.S. dollars)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$540,866	$731,239
Prepayments and deposits	717,275	760,958
Other receivables	4,761	2,746
Operating lease right-of-use assets, net	41,374	-
Amounts due from shareholders	1,250	21,250
Total current assets	1,305,526	1,516,193

NON-CURRENT ASSETS
Property, plant and equipment, net	9,448	9,983

TOTAL ASSETS	$1,314,974	$1,526,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$58,289	$78,959
Operating lease liabilities	41,374	-
Amounts due to a director	90,428	34,133
Total current liabilities	190,091	113,092

TOTAL LIABILITIES	190,091	113,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 shares issued and outstanding as of March 31, 2019 and December 31, 2018*	7,790	7,790
Additional paid-in capital	2,756,687	2,756,687
Accumulated deficit	(1,606,560)	(1,337,628)
Accumulated other comprehensive loss	(20,301)	(8,984)
Total IWEB, Inc.'s stockholders' equity	1,137,616	1,417,865
Non-controlling interests	(12,733)	(4,781)
Total equity	1,124,883	1,413,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,314,974	$1,526,176

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2019	2018

Revenue	$-	$-

General and administrative expenses	(296,173)	(311,828)

Loss from operations	(296,173)	(311,828)

Other income	19,289	51,536

Loss before income tax	(276,884)	(260,292)

Income tax	-	-

Net loss	$(276,884)	$(260,292)

Net loss attributable to noncontrolling interests	7,952	-

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(268,932)	$(260,292)

Net loss	$(276,884)	$(260,292)
Other comprehensive loss
Foreign currency translation adjustment	(11,317)	(11,005)

Total comprehensive loss	$(288,201)	$(271,297)
Total comprehensive loss attributable to non-controlling interests	7,952	-
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(280,249)	$(271,297)

Loss per share - Basic and diluted*	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted*	40,197,751	37,697,751

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(276,884)	$(260,292)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	728	731
Foreign exchange	(19,289)	(48,675)
Changes in assets and liabilities
Prepayments and deposits	58,465	59,359
Other receivables	(1,963)	(663)
Amounts due from shareholders	20,000	-
Accruals	(20,971)	(3,057)
Net cash used in operating activities	(239,914)	(252,597)

Cash flows from financing activities
Advance from directors	49,510	221,494
Net cash provided by financing activities	49,510	221,494

Effect of exchange rates on cash	31	458

Net decrease in cash and cash equivalents	(190,373)	(30,645)

Cash and cash equivalents at beginning of period	731,239	60,716

Cash and cash equivalents at end of period	$540,866	$30,071

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND, 2018 (Unaudited)

(In U.S. dollars)

Three months ended March 31, 2019

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity (Deficit)

Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883

Three months ended March 31, 2018

	Common Stock
	Number of shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity (Deficit)

Balance as of January 1, 2018	37,697,750	$7,540	$256,937	$(564,332)	$(7,535)	$-	$(307,390)
Rounding difference on reverse stock split	1	-	-	-	-	-	-
Net loss	-	-	-	(260,292)	-	-	(260,292)
Foreign currency translation adjustment	-	-	-	-	(11,005)	-	(11,005)
Balance as of March 31, 2018	37,697,751	$7,540	$256,937	$(824,624)	$(18,540)	$-	$(578,687)

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $157,729), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $946) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D to Digiwork Korea were $699,912  and $743,923 as of March 31, 2019 and December 31, 2018, respectively.

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

The interim condensed consolidated financial information as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on March 15, 2019.

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

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. For information regarding the impact of Topic 842 adoption, see Significant Accounting Policies - Leases and Note 7 – Commitments and Contingencies.

Significant Accounting Policies - Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Upon adoption, we recognized total ROU assets of $50,854, with corresponding liabilities of $50,854  on the condensed consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of income and statements of cash flows.

Under Topic 842, we determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, we consider only payments that are fixed and determinable at the time of commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on our condensed consolidated balance sheets.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	March 31, 2019	December 31, 2018
ASSETS
Cash at bank and on hand	$5,123	$1,989
Prepayments and deposits	717,275	760,958
Other receivables	3,382	2,746
Operating lease right-of-use assets, net	41,374	-
Property, plant and equipment, net	9,448	9,983

TOTAL ASSETS	$776,602	$775,676

LIABILITIES
Accruals	$11,796	$15,150
Operating lease liabilities	41,374	-
Amount due to a director	414,976	358,681
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,468,146	$1,373,831

	For the three months ended March 31,
	2019	2018

Revenues	$-	$-

Net loss	$82,072	$60,150

	For the three months ended March 31,
	2019	2018

Net cash used in operating activities	$(46,406)	$(49,399)
Net cash used in investing activities	-	-
Net cash provided by financing activities	49,510	48,288

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2019 and December 31, 2018.

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

Neither the Company, its subsidiaries or VIE earned any revenue for the three months ended March 31, 2019 and 2018.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2019	THB31.7000 to $1
December 31, 2018	THB32.3100 to $1

Income statement and cash flows items
For the three months ended March 31, 2019	THB31.6251 to $1
For the three months ended March 31, 2018	THB31.4777 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $58,464 and $58,787 for the three months ended March 31, 2019 and 2018, respectively.

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

	For the three months ended March 31,
	2019	2018

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(268,932)	$(260,292)

Weighted average number of common shares outstanding – basic and diluted	40,197,751	37,697,751

Basic and diluted loss per share	$(0.01)	$(0.01)

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three months ended March 31, 2019 and 2018 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Segments

The Company evaluates a reporting unit by first identifying its operating segments, and then evaluates each operating segment to determine if it includes one or more components that constitute a business. If there are components within an operating segment that meets the definition of a business, the Company evaluates those components to determine if they must be aggregated into one or more reporting units. If applicable, when determining if it is appropriate to aggregate different operating segments, the Company determines if the segments are economically similar and, if so, the operating segments are aggregated. The Company has one reportable segment in the periods presented (see note 6).

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

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of the ASUs is on a modified retrospective basis. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	March 31, 2019	December 31, 2018

Due from shareholders	$1,250	$21,250

Due to a director
Mr. Ratanaphon Wongnapachant	$90,428	$34,133

The balances with shareholders and a director detailed above as of March 31, 2019 and December 31, 2018 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2019	December 31, 2018

Office and computer equipment	$13,259	$13,009
Software	1,470	1,442
Less: Accumulated depreciation	(5,281)	(4,468)
	$9,448	$9,983

Depreciation expenses charged to the statements of comprehensive loss for the three months ended March 31, 2019 and 2018 were $728 and $731, respectively.

NOTE 5 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended March 31,
	2019	2018

Tax jurisdictions from:
- Local	$(116,664)	$(199,047)
- Foreign, representing:
BVI	(51,640)	(1,095)
HK	(26,508)	-
Thailand	(82,072)	(60,150)

Loss before income taxes	$(276,884)	$(260,292)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2019 and 2018.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($157,729) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($946,372) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,464)	0%
THB300,000 – THB3,000,000 ($94,637)	15%
Over THB3,000,000 ($94,637)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended March 31,
	2019	2018

Loss before income taxes	$(276,884)	$(260,292)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(58,146)	(54,661)
Reconciling items:
Non-deductible expenses	11,125	924
Tax effect of tax exempt entity	10,844	230
Rate differential in different tax jurisdictions	2,014	601
Valuation allowance on deferred tax assets	34,163	52,906

Total tax expenses	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2019 and December 31, 2018 are presented below

	March 31, 2019	December 31, 2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$146,919	$122,420
- Thailand	75,995	65,102
	222,914	187,522
Less: Valuation allowance	(222,914)	(187,522)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $699,619 and $582,954 as of March 31, 2019 and December 31, 2018, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of March 31, 2019, and December 31, 2018, Digiwork had net operating loss carry forwards of $379,973 and $325,509, respectively, which will expire in various years through 2023.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 6 - SEGMENT INFORMATION

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense of the Company was $33,545 and $12,457 for the three months ended March 31, 2019 and 2018, respectively.

The Company has entered into a lease for office space located in Unit 1614, North Tower, Concordia Plaza, No 1 Science Museum Road, Tsim Sha Tsui East, Kowloon, Hong Kong for the period from November 1, 2018 to October 31, 2019, at HKD55,000 ($7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,010) per month.

The components of lease costs, lease term and discount rate are as follows:

Three Months Ended
March 31, 2019

Operating lease cost	$33,545
Weighted Average Remaining Lease Term - Operating leases	0.48 years
Weighted Average Discount Rate - Operating leases	13%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019:

Operating Leases
The remainder of 2019	$85,450
Fiscal year 2020	8,020
Total undiscounted cash flows	93,470
Less: undiscounted cash flows related leases with an initial term of 12 months or less	(49,359)
Less imputed interest	(2,737)
Present value of lease liabilities	$41,374

NOTE 8 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended March 31, 2019 and 2018, the VIE contributed a total of $199 and $418, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended March 31, 2019 and 2018 were $1,290 and nil, respectively.

NOTE 9 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

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

NOTE 10 - SUBSEQUENT EVENT

The Company has analyzed its operations subsequent to March 31, 2019 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part I of our Form 10-K for the fiscal year ended December 31, 2018, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

As result of the Reverse Merger, Enigma BVI became our wholly-owned subsidiary and its business became our business. Enigma BVI is a holding company incorporated under the laws of British Virgin Islands on February 22, 2017. Enigma BVI conducts its business through its variable interest entity, Digiwork (Thailand) Co., Ltd. (“Digiwork” or “VIE”), a company incorporated in Thailand on November 24, 2016 with registered capital of Thai Baht (“THB”) 5,000,000 (approximately $157,729). Digiwork is an operating vehicle that is a joint venture company by two Thai shareholders (Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon) and one Korean shareholder, S-Mark Co., Ltd., which is a publicly listed company in Korea. Digiwork Korea is a 100% wholly-owned subsidiary of S-Mark Co., Ltd., and provides licenses of various coding technologies to Digiwork for the operation in seven countries: Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

All references in this quarterly report to share and per share data of IWEB, Inc. have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 8 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea.

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018

Revenue	$-	$-
General and administrative expenses	(296,173)	(311,828)
Other income	19,289	51,536
Loss before income tax	(276,884)	(260,292)
Income tax	-	-
Net loss	$(276,884)	$(260,292)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the three months ended March 31, 2019 and 2018.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2019 was $296,173, including costs associated with our personnel of $38,186 of, R&D expenses of $58,464, audit fee and professional fees of $124,430 and office rentals of $33,545.

Our general and administrative expenses for the three months ended March 31, 2018 was $311,828, including costs associated with our personnel in Thailand of $19,982, R&D expenses of $58,738, audit fee and professional fees of $210,224 and office rentals of $12,457.

We began to incur R&D expenses on the R&D services provided by Digiwork Korea commencing from March 31, 2017. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Other income. Our other income for the three months ended March 31, 2019 and 2018 was $19,289 and $51,536, respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of March 31, 2019 and December 31, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D services fees.

Net loss. As a result of the above, we recorded a net loss of $276,884 and $260,292 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$540,866	$731,239
Total current assets	1,305,526	1,516,193
Total assets	1,314,974	1,526,176
Total liabilities	190,091	113,092
Accumulated deficit	(1,606,560)	(1,337,628)
Total IWEB, Inc.'s stockholders' equity	1,137,616	1,417,865

Going Concern Uncertainties

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

The following table provides detailed information about our net cash flow for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Net cash used in operating activities	$(239,914)	$(252,597)
Net cash used in investing activities	-	-
Net cash provided by financing activities	49,510	221,494
Effect of exchange rate changes on cash and cash equivalents	31	458
Net decrease in cash and cash equivalents	$(190,373)	$(30,645)

Operating Activities

Net cash used in operating activities was $239,914 for the three months ended March 31, 2019, which was mainly due to our net loss (excluding non-cash items of depreciation and foreign exchange) of $295,445, partially offset by cash inflow of $58,465 resulting from a decrease in prepayments and deposits.

Net cash used in operating activities was $252,597 for the three months ended March 31, 2018, which was mainly due to our net loss (excluding non-cash items of depreciation and foreign exchange) of $308,236, partially offset by cash inflow of $59,359 resulting from a decrease in prepayments and deposits.

Investing Activities

We did not use any cash for purchases of property, plant and equipment for the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing for the three months ended March 31, 2019 and 2018 were $49,510 and $221,494, respectively. In the first quarter of 2019, we received advances of $49,510 from our directors. In the first quarter of 2018, we received advances of $221,494 from our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to a director	$90,428	$90,428	$—	$—	$—
Operating leases	93,470	93,470	—	—	—
TOTAL	$183,898	$183,898	$—	$—	$—

Off-Balance Sheet Transactions

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Critical Accounting Policies

While our significant accounting policies are described more fully in Note 2 to our accompanying unaudited condensed consolidated financial statements, we believe the following accounting policies are the most critical to aid you in fully understanding and evaluating this Management Discussion and Analysis.

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2—Summary of Significant Accounting Policies and Note 7— Commitments and Contingencies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Adoption of the ASUs is on a modified retrospective basis. We do not expect this standard to have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of March 31, 2019, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2019, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

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

Once we have sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2019.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of our monthly financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: May 15, 2019

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

