Form 10-Q
period 2019-06-30
IWEB, Inc.
filed 2019-08-14
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-205835

IWEB, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand

(Address of principal executive offices, Zip Code)

+662 319 0197 - 99

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,197,751

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

(In U.S. dollars)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$467,992	$731,239
Prepayments and deposits	674,346	760,958
Other receivables	3,884	2,746
Amounts due from shareholders	1,250	21,250
Total current assets	1,147,472	1,516,193

NON-CURRENT ASSETS
Property, plant and equipment, net	9,732	9,983

TOTAL ASSETS	$1,157,204	$1,526,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$38,038	$78,959
Amount due to a director	183,783	34,133
Total current liabilities	221,821	113,092

TOTAL LIABILITIES	221,821	113,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 shares issued and outstanding as of June 30, 2019 and December 31, 2018*	7,790	7,790
Additional paid-in capital	2,756,687	2,756,687
Accumulated deficit	(1,762,298)	(1,337,628)
Accumulated other comprehensive loss	(45,534)	(8,984)
Total IWEB, Inc.'s stockholders' equity	956,645	1,417,865
Non-controlling interests	(21,262)	(4,781)
Total equity	935,383	1,413,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,157,204	$1,526,176

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018
Revenue	$-	$16,366	$-	$16,366

Cost of revenue	-	(3,246)	-	(3,246)

Gross profit	-	13,120	-	13,120

General and administrative expenses	(195,160)	(152,185)	(491,333)	(464,013)

Loss from operations	(195,160)	(139,065)	(491,333)	(450,893)

Other income (expense)	30,893	(61,169)	50,182	(9,633)

Loss before income tax	(164,267)	(200,234)	(441,151)	(460,526)

Income tax benefits	-	-	-	-

Net loss	$(164,267)	$(200,234)	$(441,151)	$(460,526)

Net loss attributable to noncontrolling interests	8,529	-	16,481	-

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(155,738)	$(200,234)	$(424,670)	$(460,526)

Net loss	$(164,267)	$(200,234)	$(441,151)	$(460,526)
Other comprehensive income (loss)
Foreign currency translation adjustment	(25,233)	22,551	(36,550)	11,546

Total comprehensive loss	(189,500)	(177,683)	(477,701)	(448,980)
Total comprehensive loss attributable to non-controlling interests	8,529	-	16,481	-
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(180,971)	$(177,683)	$(461,220)	$(448,980)

Loss per share - Basic and diluted*	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted*	40,197,751	38,675,773	40,197,751	38,189,464

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(441,151)	$(460,526)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,465	1,459
Foreign exchange	(51,565)	15,405
Prepayments and deposits	123,302	116,537
Amounts due from shareholders	20,000	-
Amounts due to a related company	-	(1,000,000)
Other receivables	(1,003)	(731)
Accruals	(41,736)	(10,006)
Net cash used in operating activities	(390,688)	(1,337,862)

Cash flows from investing activities
Purchase of property, plant and equipment	(708)	-
Net cash used in investing activities	(708)	-

Cash flows from financing activities
Advance from directors	128,071	284,837
Repayment to directors	-	(500,000)
Proceed from issue of shares	-	2,500,000
Net cash provided by financing activities	128,071	2,284,837

Effect of exchange rates on cash	78	(99)

Net (decrease) increase in cash and cash equivalents	(263,247)	946,876

Cash and cash equivalents at beginning of period	731,239	60,716

Cash and cash equivalents at end of period	$467,992	$1,007,592

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

Three and six months ended June 30, 2019

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883
Net loss	-	-	-	(155,738)	-	(8,529)	(164,267)
Foreign currency translation adjustment	-	-	-	-	(25,233)	-	(25,233)
Balance as of June 30, 2019	40,197,751	$7,790	$2,756,687	$(1,762,298)	$(45,534)	$(21,262)	$935,383

Three and six months ended June 30, 2018

	Common Stock
	Number of shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	37,697,750	$7,540	$256,937	$(564,332)	$(7,535)	$-	$(307,390)
Rounding difference on reverse stock split	1	-	-	-	-	-	-
Net loss	-	-	-	(260,292)	-	-	(260,292)
Foreign currency translation adjustment	-	-	-	-	(11,005)	-	(11,005)
Balance as of March 31, 2018	37,697,751	$7,540	$256,937	$(824,624)	$(18,540)	$-	$(578,687)

Shares issued	2,500,000	250	2,499,750	-	-	-	2,500,000
Net loss	-	-	-	(200,234)	-	-	(200,234)
Foreign currency translation adjustment	-	-	-	-	22,551	-	22,551
Balance as of June 30, 2018	40,197,751	$7,790	$2,756,687	$(1,024,858)	$4,011	$-	$1,743,630

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $162,973), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to S-Mark Co. Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”), a wholly owned subsidiary of S-Mark. As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D payments to Digiwork Korea were $643,406 and $743,923 as of June 30, 2019 and December 31, 2018, respectively.

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

On June 4, 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and Ratanaphon Wongnapachant, a Thai citizen, a major shareholder of the Company, our Chairman and Chief Executive Officer and the sole shareholder of OBON Thailand, entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,” pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand currently has no business or operations and was established as our VIE for our future business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1)	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2)	Exclusive Purchase Option Agreement by and among OBON BVI, OBON Thailand and Ratanaphon Wongnapachant. Pursuant to the Exclusive Purchase Option Agreement, Ratanaphon Wongnapachant granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Wongnapachant for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by Mr. Wongnapachant, he irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Wongnapachant. The power of attorney will remain in force for so long as Mr. Wongnapachant remains the shareholder of OBON Thailand. Mr. Wongnapachant has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3)	Equity Pledge Agreement by and among OBON BVI, OBON Thailand and Ratanaphon Wongnapachant. Pursuant to the Equity Pledge Agreement, Mr. Wongnapachant pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him under this and the above contractual arrangements. If OBON Thailand or Mr. Wongnapachant breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Wongnapachant agrees that, during the term of the Equity Pledge Agreement, he will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and Mr. Wongnapachant have completed all their obligations under the contractual agreements described above.

As a result of the above contractual arrangements, OBON BVI has substantial control over OBON Thailand’s daily operations and financial affairs, election of its senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of OBON Thailand, the Company, via OBON BVI, is entitled to consolidate the financial results of OBON Thailand in its own consolidated financial statements under ASC Topic 810.

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

On May 15, 2017, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) announcing the completion of the business combination between the Company and Enigma BVI in accordance with the terms of the Share Exchange Agreement. As a result of the transaction, Enigma BVI is a wholly owned subsidiary of the Company, and the former shareholders of Enigma BVI became the holders of approximately 84% of the Company’s issued and outstanding capital stock on a fully-diluted basis immediately after the transaction. The acquisition was accounted for as a recapitalization effected by a share exchange, wherein Enigma BVI is considered the acquirer for accounting and financial reporting purposes.  The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

In September 2018, the Company incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands OBON BVI which was incorporated in October 2018. OBON BVI is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2019 and 2018, and for the three and six month periods ended June 30, 2019 and 2018 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on March 15, 2019.

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

For the Company's non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect a portion of equity that is not attributable, directly or indirectly, to the Company. Consolidated net income in the consolidated income statements includes net income (loss) attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in the Company's consolidated balance sheets. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the consolidated statements of cash flows.

VIE Consolidation

Digiwork

Digiwork is owned as to 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd., a KOSDAQ-listed corporation. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of its consolidated VIE.

Owing predominantly to the Thailand legal restrictions on foreign ownership, Enigma BVI currently conducts the coding business in Thailand through Digiwork, which it effectively controls through a series of contractual arrangements. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	June 30, 2019	December 31, 2018
ASSETS
Cash at bank and on hand	$621	$1,989
Prepayments and deposits	674,346	760,958
Other receivables	2,465	2,746
Property, plant and equipment, net	9,069	9,983

TOTAL ASSETS	$686,501	$775,676

LIABILITIES
Accruals	$15,994	$15,150
Amount due to a director	460,519	358,681
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,476,513	$1,373,831

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	$-	$16,366	$-	$16,366

Net loss	$73,295	$154,860	$155,367	$215,010

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(35,306)	$(34,727)	$(81,712)	$(84,126)
Net cash used in investing activities	(63)	-	(63)	-
Net cash provided by financing activities	30,836	34,753	80,346	83,041

OBON Thailand

OBON Thailand is wholly owned by Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

OBON Thailand currently has no business or operations and was established as a VIE for the Company’s future business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

June 30, 2019
ASSETS
Cash at bank and on hand	$523
Other receivables	40
Property, plant and equipment, net	663

TOTAL ASSETS	$1,226

LIABILITIES
Accruals	$267

TOTAL LIABILITIES	$267

From June 4, 2019 (date of incorporation of OBON Thailand) to June 30,2019
Revenues	$-

Net loss	$1,923

Net cash used in operating activities	(1,702)
Net cash used in investing activities	(644)
Net cash provided by financing activities	2,853

OBON Thailand has not earned any revenue since its inception.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2019 and December 31, 2018.

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

The Company, Enigma BVI, OBON BVI and OBON Thailand have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the six and three months ended June 30, 2019.

Digiwork’s revenues for the six and three months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaled $3,246 for the six and three months ended June 30, 2018.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company and its subsidiaries is US$. The Company's VIEs with operations in Thailand use their respective local currency, Thai Baht (“THB”), as its functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2019	THB30.6800 to $1
December 31, 2018	THB32.3100 to $1

Income statement and cash flows items
For the six months ended June 30, 2019	THB31.6103 to $1
For the six months ended June 30, 2018	THB31.7312 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017.

Research and development expense was $58,519 and $57,799 for the three months ended June 30, 2019 and 2018, respectively; and $116,983 and $116,537 for the six months ended June 30, 2019 and 2018, respectively.

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

	For the three months ended June 30,				For the six months ended June 30,
	2019		2018		2019	2018
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(155,738)		$(200,234)		$(424,670)	$(460,526)

Weighted average number of common shares outstanding – basic and diluted	40,197,751		38,675,773		40,197,751	38,189,464

Basic and diluted loss per share	$-	*	$-	*	$(0.01)	$(0.01)

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three months ended June 30, 2019 and 2018 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	June 30, 2019	December 31, 2018
Due from shareholders	$1,250	$21,250

Due to a director
Mr. Ratanaphon Wongnapachant	$183,783	$34,133

The balances with shareholders and a director detailed above as of June 30, 2019 and December 31, 2018 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2019	December 31, 2018
Office and computer equipment	$14,363	$13,009
Software	1,519	1,442
Less: Accumulated depreciation	(6,150)	(4,468)
	$9,732	$9,983

Depreciation expenses charged to the statements of comprehensive loss for the three months ended June 30, 2019 and 2018 were $670 and $728, respectively; for the six months ended June 30, 2019 and 2018 were $1,465 and $1,459, respectively.

NOTE 5 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Tax jurisdictions from:
- Local	$(13,870)	$(29,790)	$(130,534)	$(228,837)
- Foreign, representing:
BVI	(48,671)	(15,584)	(100,311)	(16,679)
HK	(26,509)	-	(53,017)
Thailand	(75,217)	(154,860)	(157,289)	(215,010)

Loss before income taxes	$(164,267)	$(200,234)	$(441,151)	$(460,526)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended June 30, 2019 and 2018.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork and OBON Thailand, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($162,973) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($977,836) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,778)	0%
THB300,000 – THB3,000,000 ($97,784)	15%
Over THB3,000,000 ($97,784)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Loss before income taxes	$(164,267)	$(200,234)	$(441,151)	$(460,526)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(34,496)	(42,049)	(92,642)	(96,710)
Reconciling items:
Non-deductible expenses	10,352	23,292	21,478	24,216
Tax effect of tax exempt entity	10,221	3,273	21,065	3,503
Rate differential in different tax jurisdictions	1,945	1,549	3,959	2,150
Valuation allowance on deferred tax assets	11,978	13,935	46,140	66,841

Total tax expenses	$-	$-	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2019 and December 31, 2018 are presented below

	June 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$149,833	$122,420
- Thailand	87,857	65,102
	237,690	187,522
Less: Valuation allowance	(237,690)	(187,522)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $713,489 and $582,954 as of June 30, 2019 and December 31, 2018, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of June 30, 2019, and December 31, 2018, Digiwork had net operating loss carry forwards of $439,283 and $325,509, respectively, which will expire in various years through 2023.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits, as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Capital contributions

The registered capital of OBON Thailand is 1 million Thai baht (THB) ($32,595), which remained unpaid as of June 30, 2019. According to Thailand company law, there is no time requirement of the registered capital contributions. The shareholder of OBON Thailand has its own discretion to consider the timing of the registered capital contributions.

Lease Commitments

The Company’s rental expense was $33,335 and $12,457 for the three months ended June 30, 2019 and 2018, respectively; and was $66,880 and $24,716 for the six months ended June 30, 2019 and 2018, respectively.

The Company has entered into a lease for office space located in Unit 1614, North Tower, Concordia Plaza, No 1 Science Museum Road, Tsim Sha Tsui East, Kowloon, Hong Kong for the period from November 1, 2018 to October 31, 2019, at HKD55,000 ($7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,021) per month. The Company early terminated the lease effective in July 2019. On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease a property from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,630) per month.

NOTE 8 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIEs has no further obligation for the payment of retirement benefits to its employees. For the three months ended June 30, 2019 and 2018, the VIEs contributed a total of $200 and $327, respectively; for the six months ended June 30, 2019 and 2018, the VIE contributed a total of $399 and $745, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended June 30, 2019 and 2018 were $1,290 and nil, respectively.

NOTE 9 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures, primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. As of June 30, 2019 and December 31, 2018, the Company owed Enigma BVI $1,000,000 for such R&D services.

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2019 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $162,973), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to S-Mark Co. Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”), a wholly owned subsidiary of S-Mark. As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D to Digiwork Korea were $63,406 and $743,923 as of June 30, 2019 and December 31, 2018, respectively.

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

On June 4, 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and Ratanaphon Wongnapachant, a Thai citizen, a major shareholder of the Company, our Chairman and Chief Executive Officer and the sole shareholder of OBON Thailand, entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,” pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand currently has no business or operations and was established as our VIE for our future business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1) Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2) Exclusive Purchase Option Agreement by and among OBON BVI, OBON Thailand and Ratanaphon Wongnapachant. Pursuant to the Exclusive Purchase Option Agreement, Ratanaphon Wongnapachant granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by Mr. Wongnapachant for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by Mr. Wongnapachant, he irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of Mr. Wongnapachant. The power of attorney will remain in force for so long as Mr. Wongnapachant remains the shareholder of OBON Thailand. Mr. Wongnapachant has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3) Equity Pledge Agreement by and among OBON BVI, OBON Thailand and Ratanaphon Wongnapachant. Pursuant to the Equity Pledge Agreement, Mr. Wongnapachant pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him under this and the above contractual arrangements. If OBON Thailand or Mr. Wongnapachant breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Mr. Wongnapachant agrees that, during the term of the Equity Pledge Agreement, he will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and Mr. Wongnapachant have completed all their obligations under the contractual agreements described above.

As a result of the above contractual arrangements, OBON BVI has substantial control over OBON Thailand’s daily operations and financial affairs, election of its senior executives and all matters requiring shareholder approval. Furthermore, as the primary beneficiary of OBON Thailand, the Company, via OBON BVI, is entitled to consolidate the financial results of OBON Thailand in its own consolidated financial statements.

All references to share and per share data of IWEB, Inc. in these financial statements have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 8 full time employees, all of which are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party.

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended June 30, 2019 and 2018:

	For the three months ended June 30,
	2019	2018
Revenue	$-	$16,366
Cost of revenue	-	(3,246)
General and administrative expenses	(195,160)	(152,185)
Other income (expense)	30,893	(61,169)
Loss before income tax	(164,267)	(200,234)
Income tax benefit	-	-
Net loss	$(164,267)	$(200,234)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the three months ended June 30, 2019. Digiwork’s revenue for the three months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

General and administrative expenses. Our general and administrative expenses for the three months ended June 2019 were $195,160, including costs associated with our personnel of $24,401, R&D expenses of $58,519, audit fee and professional fees of $25,112, travelling expenses of $42,912 and office rentals of $33,335.

Our general and administrative expenses for the three months ended June 30, 2018 was $152,185, $16,480 of which were costs associated with our personnel in Thailand, $57,799 of which were R&D expenses and $52,542 of which were audit fee and professional fees.

We began to incur R&D expenses on the R&D services provided by Digiwork Korea commencing from March 31, 2017. We expect our general and administrative expenses to increase when we expand our operations in Thailand.

Other income. Our other income for the three months ended June 30, 2019 was $30,893, and other expense for the three months ended June 30, 2018 was $61,169, which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of June 30, 2019 and December 31, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees.

Net loss. As a result of the above, we recorded a net loss of $164,267 and $200,234 for the three months ended June 30, 2019 and 2018, respectively.

Comparison of Six Months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018
Revenue	$-	$16,366
Cost of revenue	-	(3,246)
General and administrative expenses	(491,333)	(464,013)
Other income (expense)	50,182	(9,633)
Loss before income tax	(441,151)	(460,526)
Income tax benefit	-	-
Net loss	$(441,151)	$(460,526)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the six months ended June 30, 2019. Digiwork’s revenue for the six months ended June 30, 2018 of $16,366 was derived from a single customer, which individually accounted for 100% of the Company’s revenues.

An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaling $3,246 for the six months ended June 30, 2018.

The Company and Enigma BVI have not earned any revenue since their inception.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2019 was $491,333, including costs associated with our personnel of $62,587, R&D expenses of $116,983, audit fee and professional fees of $149,542, travelling expenses of $75,367 and office rentals of $66,880.

Our general and administrative expenses for the six months ended June 30, 2018 were $464,013, $36,462 of which were costs associated with our personnel in Thailand, $116,537 of which were R&D expenses, and $262,766 of which were professional fees.

Other income. Our other income for the six months ended June 30, 2019 was $50,182, and other expense for the three months ended June 30, 2018 was $9,633, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of June 30, 2019 and December 31, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees.

Net loss. As a result of the above, we recorded a net loss of $441,152 and $460,526 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$467,992	$731,239
Total current assets	1,147,472	1,516,193
Total assets	1,157,204	1,526,176
Total liabilities	221,821	113,092
Accumulated deficit	(1,762,298)	(1,337,628)
Total IWEB, Inc.'s stockholders' equity	956,645	1,417,865

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

The following table provides detailed information about our net cash flow for the three months ended June 30, 2019 and 2018:

	For the six months ended June,
	2019	2018
Net cash used in operating activities	$(390,688)	$(1,337,862)
Net cash used in investing activities	(708)	-
Net cash provided by financing activities	128,071	2,284,837
Effect of exchange rate changes on cash and cash equivalents	78	(99)
Net decrease (increase) in cash and cash equivalents	$(263,247)	$946,876

Operating Activities

Net cash used in operating activities was $390,688 for the six months ended June 30, 2019, which was mainly due to our net loss of $441,151, partially offset by cash inflow of $123,302 resulting from a decrease in prepayments and deposits.

Net cash used in operating activities was $1,337,862 for the six months ended June 30, 2018, which was mainly due to our net loss of $460,526 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $116,537 resulting from a decrease in prepayments and deposits.

Investing Activities

We used $708 and nil for purchases of property, plant and equipment for the six months ended June 30, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2019 and 2018 were $128,071 and $2,284,837, respectively. For the six months ended June 30, 2019, we received advances of $128,071 from our director. For the six months ended June 30, 2018, we received $2,500,000 from the sale and issuance of our common stock and advances of $284,837 from our directors, which were partially offset by repayment of advances in the amount of $500,000 to our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$183,783	$183,783	$—	$—	$—
Lease	28,205	28,205	—	—	—
TOTAL	$211,988	$211,988	$—	$—	$—

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

OBON Thailand VIE is wholly owned by Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of June 30, 2019, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2019, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2019. However, we continue to evaluate the effectiveness of internal controls and procedures on an on-going basis. Once our operations grow and become more complex, our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2019.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of our monthly financial reporting.

However, there can be no assurance of when, if ever, we will be able to remediate the identified material weaknesses.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: August 14, 2019

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