Form 10-Q
period 2019-09-30
IWEB, Inc.
filed 2019-11-15
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,197,751

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (Unaudited)

(In U.S. dollars)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$581,329	$731,239
Prepayments and deposits	761,587	760,958
Other receivables	3,607	2,746
Amounts due from shareholders	1,250	21,250
Total current assets	1,347,773	1,516,193

NON-CURRENT ASSETS
Property, plant and equipment, net	7,023	9,983

TOTAL ASSETS	$1,354,796	$1,526,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$26,997	$78,959
Amounts due to directors	194,915	34,133
Total current liabilities	221,912	113,092

TOTAL LIABILITIES	221,912	113,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 shares issued and outstanding as of September 30, 2019 and December 31, 2018*	7,790	7,790
Additional paid-in capital	3,085,429	2,756,687
Accumulated deficit	(1,885,349)	(1,337,628)
Accumulated other comprehensive loss	(43,030)	(8,984)
Total IWEB, Inc.'s stockholders' equity	1,164,840	1,417,865
Non-controlling interests	(31,956)	(4,781)
Total equity	1,132,884	1,413,084
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,354,796	$1,526,176

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018
Revenue	$-	$13,976	$-	$30,342

Cost of revenue	-	(1,980)	-	(5,226)

Gross profit	-	11,996	-	25,116

General and administrative expenses	(139,192)	(149,170)	(630,525)	(613,183)

Loss from operations	(139,192)	(137,174)	(630,525)	(588,067)

Other income	3,288	25,947	53,470	16,314

Loss before income tax	(135,904)	(111,227)	(577,055)	(571,753)

Income tax benefits	-	-	-	-

Net loss	$(135,904)	$(111,227)	$(577,055)	$(571,753)

Net loss attributable to noncontrolling interests	12,853	-	29,334	-

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(123,051)	$(111,227)	$(547,721)	$(571,753)

Net loss	$(135,904)	$(111,227)	$(577,055)	$(571,753)
Other comprehensive income (loss)
Foreign currency translation adjustment	4,663	(11,759)	(31,887)	(213)

Total comprehensive loss	(131,241)	(122,986)	(608,942)	(571,966)
Total comprehensive loss attributable to non-controlling interests	10,694	-	27,175	-
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(120,547)	$(122,986)	$(581,767)	$(571,966)

Loss per share - Basic and diluted*	$-	$-	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted*	40,197,751	40,197,751	40,197,751	38,866,249

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(577,055)	$(571,753)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,216	2,173
Loss on disposal of property, plant and equipment	2,496	-
Foreign exchange	(58,734)	(7,815)
Prepayments and deposits	40,121	172,566
Amounts due from shareholders	20,000	-
Amounts due to a related company	-	(1,000,000)
Other receivables	366	(888)
Accruals	(52,810)	(29,015)
Net cash used in operating activities	(623,400)	(1,434,732)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,272)	-
Net cash used in investing activities	(1,272)	-

Cash flows from financing activities
Advances from directors	138,441	316,128
Repayment to directors	-	(500,000)
Capital contribution from a shareholder of VIE	328,742	-
Proceed from issue of shares	-	2,500,000
Net cash provided by financing activities	467,183	2,316,128

Effect of exchange rates on cash	7,579	76

Net (decrease) increase in cash and cash equivalents	(149,910)	881,472

Cash and cash equivalents at beginning of period	731,239	60,716

Cash and cash equivalents at end of period	$581,329	$942,188

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Unaudited)

(In U.S. dollars)

Three and nine months ended September 30, 2019

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883
Net loss	-	-	-	(155,738)	-	(8,529)	(164,267)
Foreign currency translation adjustment	-	-	-	-	(25,233)	-	(25,233)
Balance as of June 30, 2019	40,197,751	$7,790	$2,756,687	$(1,762,298)	$(45,534)	$(21,262)	$935,383
Capital contribution from a shareholder of VIE	-	-	328,742	-	-	-	328,742
Net loss	-	-	-	(123,051)	-	(12,853)	(135,904)
Foreign currency translation adjustment	-	-	-	-	2,504	2,159	4,663
Balance as of September 30, 2019	40,197,751	$7,790	$3,085,429	$(1,885,349)	$(43,030)	$(31,956)	$1,132,884

Three and nine months ended September 30, 2018

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity (Deficit)
Balance as of January 1, 2018	37,697,750	$7,540	$256,937	$(564,332)	$(7,535)	$-	$(307,390)
Rounding difference on reverse stock split	1	-	-	-	-	-	-
Net loss	-	-	-	(260,292)	-	-	(260,292)
Foreign currency translation adjustment	-	-	-	-	(11,005)	-	(11,005)
Balance as of March 31, 2018	37,697,751	$7,540	$256,937	$(824,624)	$(18,540)	$-	$(578,687)
Shares issued	2,500,000	250	2,499,750	-	-	-	2,500,000
Net loss	-	-	-	(200,234)	-	-	(200,234)
Foreign currency translation adjustment	-	-	-	-	22,551	-	22,551
Balance as of June 30, 2018	40,197,751	$7,790	$2,756,687	$(1,024,858)	$4,011	$-	$1,743,630
Net loss	-	-	-	(111,227)	-	-	(111,227)
Foreign currency translation adjustment	-	-	-	-	(11,759)	-	(11,759)
Balance as of September 30, 2018	40,197,751	$7,790	$2,756,687	$(1,136,085)	$(7,748)	$-	$1,620,644

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these condensed consolidated financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $163,452), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D payments to Digiwork Korea were $643,406 and $743,923 as of September 30, 2019 and December 31, 2018, respectively.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights of coding technology developed by Digiwork Korea. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

During 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and the shareholders of OBON Thailand (namely, Mr. Ratanaphon Wongnapachant, Mr. Wanee Watcharakangka and Ms. Chanikarn Lertchawalitanon, the “OBON Thailand Shareholders”) entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,” pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand was established as our VIE for our business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

On September 6, 2019, OBON Thailand and a Variable Interest Entity or VIE of OBON BVI, which is a 70% owned subsidiary of IWEB, Inc. entered into a Networking and WiFi Devices Installation Agreement (the “Agreement”) with CatBuzz TV Company Limited, a Thailand Company (“CatBuzz TV”).

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $20) to 2,500 Baht (approximately $83) per device per month.

This Agreement has a term of 5 (five) years from the execution date of the Agreement. Upon the end of the term, if not agreed otherwise, both parties agree to extend the term of the Agreement for additional 2 (two) year terms, under the same terms or according to mutually agreeable terms determined by both parties in the future.

As of September 30, 2019, OBON Thailand has not yet commenced any work or derived any revenue pursuant to this Agreement.

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

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the abovementioned VIE Agreements, pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork. The change in control of and the acquisition of Digiwork by Enigma BVI have been accounted for as common control transactions in a manner similar to a pooling of interests, and there was no recognition of any goodwill or excess of the acquirers’ interest in the net fair value of the acquirees’ identifiable assets, liabilities and contingent liabilities over cost at the time of the common control combinations. Therefore, this transaction was recorded at historical cost with a reclassification of equity from retained profits to additional paid in capital to reflect the deemed value of consideration given in the local jurisdiction and the capital structure of Enigma BVI.

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

In September 2018, the Company incorporated Marvelous ERA Limited in the British Virgin Islands as a wholly-owned subsidiary (“Marvelous ERA”). Marvelous ERA is the 70% majority owner of One Belt One Network Holdings Limited, a British Virgin Islands company (“OBON BVI”), which was incorporated in October 2018. OBON BVI is the sole parent of One Belt One Network (HK) Limited, a company organized under the laws of Hong Kong SAR in October 2018. These companies currently have minimal operations.

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

The interim condensed consolidated financial information as of September 30, 2019 and 2018, and for the three and nine month periods ended September 30, 2019 and 2018, have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on March 15, 2019.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its consolidated financial statements.

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

Basis of Consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE entities. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Owing predominantly to Thailand’s legal restrictions on foreign ownership, Enigma BVI currently conducts the coding business in Thailand through Digiwork, which it effectively controls through a series of contractual arrangements. The Company consolidates in its consolidated financial statements those of the VIE, of which the Company is the primary beneficiary.

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	September 30, 2019	December 31, 2018
ASSETS
Cash at bank and on hand	$858	$1,989
Prepayments and deposits	604,608	760,958
Other receivables	3,313	2,746
Property, plant and equipment, net	5,834	9,983

TOTAL ASSETS	$614,613	$775,676

LIABILITIES
Accruals	$11,974	$15,150
Amount due to a director	474,591	358,681
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,486,565	$1,373,831

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues	$-	$13,976	$-	$30,342

Net loss	$79,346	$69,043	$234,713	$284,053

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net cash used in operating activities	$(13,008)	$(17,601)	$(94,720)	$(101,727)
Net cash used in investing activities	(1)	-	(64)	-
Net cash provided by financing activities	13,223	31,291	93,569	114,332

OBON Thailand

OBON Thailand is owned 90.9% by Ms. Chanikarn Lertchawalitanon, 0.1% by Wanee Watcharakangka, and 9.0% by Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

OBON Thailand was established as a VIE for the Company’s business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

September 30, 2019
ASSETS
Cash at bank and on hand	$330,202
Other receivables	40
Prepayments and deposits	156,979
Property, plant and equipment, net	1,189

TOTAL ASSETS	$488,410

LIABILITIES
Accruals	$3,822
Other payables	167,491

TOTAL LIABILITIES	$171,313

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Revenues	$-	$-

Net loss	$16,920	$18,843

Net cash used in operating activities	$(3,933)	$(5,635)
Net cash used in investing activities	(564)	(1,208)
Net cash provided by financing activities	325,889	328,742

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2019 and December 31, 2018.

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

The Company, Enigma BVI, OBON BVI and OBON Thailand have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the nine and three months ended September 30, 2019.

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

Foreign Currency and Foreign Currency Translation

The functional currency of the Company and its subsidiaries is the US$. The Company's VIEs with operations in Thailand use their local currency, the Thai Baht (“THB”), as their functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2019	THB30.5900 to $1
December 31, 2018	THB32.3100 to $1

Income statement and cash flows items
For the nine months ended September 30, 2019	THB31.3005 to $1
For the nine months ended September 30, 2018	THB32.1431 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing in March 31, 2017.

Research and development expense was $60,228 and $56,029 for the three months ended September 30, 2019 and 2018, respectively; and $177,211 and $172,566 for the nine months ended September 30, 2019 and 2018, respectively.

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

	For the three months ended September 30,				For the nine months ended September 30,
	2019		2018		2019	2018
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(123,051)		$(111,227)		$(547,721)	$(571,753)

Weighted average number of common shares outstanding – basic and diluted	40,197,751		40,197,751		40,197,751	38,866,249

Basic and diluted loss per share	$-	*	$-	*	$(0.01)	$(0.01)

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three and nine months ended September 30, 2019 and 2018 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	September 30, 2019	December 31, 2018
Due from shareholders	$1,250	$21,250

Due to directors
Mr. Ratanaphon Wongnapachant	$150,043	$34,133
Mr. Wai Hok Fung	44,872	-
	$194,915	$34,133

The balances with shareholders and directors detailed above as of September 30, 2019 and December 31, 2018 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2019	December 31, 2018
Office and computer equipment	$11,074	$13,009
Software	1,523	1,442
Less: Accumulated depreciation	(5,574)	(4,468)
	$7,023	$9,983

Depreciation expenses charged to the statements of comprehensive loss for the three months ended September 30, 2019 and 2018 were $751 and $714, respectively; for the nine months ended September 30, 2019 and 2018 were $2,216 and $ 2,173, respectively.

NOTE 5 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Tax jurisdictions from:
- Local	$(9,991)	$(14,611)	$(140,526)	$(243,448)
- Foreign, representing:
BVI	(3,727)	(27,573)	(104,037)	(44,252)
HK	(25,919)	-	(78,936)
Thailand	(96,267)	(69,043)	(253,556)	(284,053)

Loss before income taxes	$(135,904)	$(111,227)	$(577,055)	$(571,753)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2019 and 2018.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($163,452) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($980,713) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,807)	0%
THB300,000 – THB3,000,000 ($98,071)	15%
Over THB3,000,000 ($98,071)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Loss before income taxes	$(135,904)	$(111,227)	$(577,055)	$(571,753)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(28,540)	(23,357)	(121,182)	(120,068)
Reconciling items:
Non-deductible expenses	13,281	5,500	34,759	29,716
Tax effect of tax exempt entity	783	5,790	21,848	9,293
Rate differential in different tax jurisdictions	2,129	690	6,088	2,841
Valuation allowance on deferred tax assets	12,347	11,377	58,487	78,218

Total tax expenses	$-	$-	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019	December 31, 2018
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$151,931	$122,420
- Thailand	98,411	65,102
	250,324	187,522
Less: Valuation allowance	(250,324)	(187,522)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $723,480 and $582,954 as of September 30, 2019 and December 31, 2018, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of September 30, 2019, and December 31, 2018, the entities in Thailand had net operating loss carry forwards of $492,057 and $325,509, respectively, which will expire in various years through 2024.

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

The Company’s chief operating decision maker (“CODM”) has been identified as the CEO who reviews the financial information of separate operating segments when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that it has one operating segment, which is technology development and provision of coding services in various industries and markets.

The Company primarily operates in Thailand. Substantially all of the Company’s long-lived assets are located in Thailand.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s rental expense was $38,165 and $11,878 for the three months ended September 30, 2019 and 2018, respectively; and was $105,045 and $36,594 for the nine months ended September 30, 2019 and 2018, respectively.

The Company has entered into a lease for office space located in Unit 1614, North Tower, Concordia Plaza, No 1 Science Museum Road, Tsim Sha Tsui East, Kowloon, Hong Kong for the period from November 1, 2018 to October 31, 2019, at HKD55,000 ($7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,061) per month.   The Company early terminated the lease effective in July 2019. On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease a property from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,635) per month.

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,748).

NOTE 8 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIEs has no further obligation for the payment of retirement benefits to its employees. For the three months ended September 30, 2019 and 2018, the VIEs contributed a total of $163 and $244, respectively; for the nine months ended September 30, 2019 and 2018, the VIEs contributed a total of $562 and $989, respectively.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended September 30, 2019 and 2018 were $164 and nil, respectively. Amounts contributed during the nine months ended September 30, 2019 and 2018 were $1,700 and nil, respectively.

NOTE 9 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2019 and December 31, 2018, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks to the cash in its bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from currency exposures, primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. As of September 30, 2019 and December 31, 2018, the Company owed Enigma BVI $1,000,000 for such R&D services.

NOTE 10 – RELATED PARTY TRASACTIONS

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease a property from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,635) per month.

For the three and nine months ended September 30, 2019, the Company has not paid any rental to Mr Thanawat Wongnapachan. We have accrued THB100,000 ($3,270) in the Accruals for the three and nine months ended September 30, 2019.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of the Digiwork is THB5,000,000 (approximately $163,452), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Prepaid R&D to Digiwork Korea were $604,425 and $743,923 as of September 30, 2019 and December 31, 2018, respectively.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights of coding technology developed by Digiwork Korea. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

During 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and the shareholders of OBON Thailand (namely, Mr. Ratanaphon Wongnapachant, Mr. Wanee Watcharakangka and Ms. Chanikarn Lertchawalitanon, the “OBON Thailand Shareholders”) entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,” pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand was established as our VIE for our business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $978) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

On September 6, 2019, OBON Thailand and a Variable Interest Entity or VIE of OBON BVI, which is a 70% owned subsidiary of IWEB, Inc. entered into a Networking and WiFi Devices Installation Agreement (the “Agreement”) with CatBuzz TV Company Limited, a Thailand Company (“CatBuzz TV”).

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $20) to 2,500 Baht (approximately $83) per device per month.

This Agreement has a term of 5 (five) years from the execution date of the Agreement. Upon the end of the term, if not agreed otherwise, both parties agree to extend the term of the Agreement for additional 2 (two) year terms, under the same terms or according to mutually agreeable terms determined by both parties in the future.

As of September 30, 2019, OBON Thailand has not yet commenced any work nor derived any revenue pursuant to this Agreement.

All references to share and per share data of IWEB, Inc. in these financial statements have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company). On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Digiwork currently has 8 full time employees, all of whom are administrative staff members. The technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea. The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

Digiwork is a technology development and services provider specializing in coding services in various industries and markets. Digiwork’s technology enables governments and enterprises to imbed or imprint invisible digital identities to media and objects that various computer devices can sense and recognize and to which they can react. Our coding technology provides the means to infuse persistent digital information, perceptible only to computers and digital devices, into all forms of media content. Our coding technology permits computers and digital devices including smartphones, tablets, industrial scanners and other computer interfaces to quickly identify relevant data from vast amounts of media content. We focus on four coding technologies:

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2019 and 2018:

	For the three months ended September 30,
	2019	2018
Revenue	$-	$13,976
Cost of revenue	-	(1,980)
General and administrative expenses	(139,192)	(149,170)
Other income	3,288	25,947
Loss before income tax	(135,904)	(111,227)
Income tax benefit	-	-
Net loss	$(135,904)	$(111,227)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the three months ended September 30, 2019.

Digiwork’s revenues for the three months ended September 30, 2018 of $13,976 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. An unrelated individual was hired by Digiwork in relation to this project and incurred costs totaling $1,980 for the three months ended September 30, 2018.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2019 were $139,192, including costs associated with our personnel of $11,184, R&D expenses of $60,228, audit fee and professional fees of $11,391, travelling expenses of $2,690 and office rentals of $38,164.

Our general and administrative expenses for the three months ended September 30, 2018 was $149,170, $36,956 of which were costs associated with our personnel, $56,029 of which were R&D expenses and $30,737 of which were professional fees.

Other income. Our other income for the three months ended September 30, 2019 and 2018 was $3,288 and $25,947 respectively, which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of September 30, 2019 and December 31, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees.

Net loss. As a result of the above, we recorded a net loss of $135,904 and $111,227 for the three months ended September 30, 2019 and 2018, respectively.

Comparison of Nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018
Revenue	$-	$30,342
Cost of revenue	-	(5,226)
General and administrative expenses	(630,525)	(613,183)
Other income	53,470	16,314
Loss before income tax	(577,055)	(571,753)
Income tax benefit	-	-
Net loss	$(577,055)	$(571,753)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the nine months ended September 30, 2019.

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

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2019 was $630,525, including costs associated with our personnel of $73,771, R&D expenses of $177,211, audit fee and professional fees of $160,933, travelling expenses of $78,057 and office rentals of $105,045.

Our general and administrative expenses for the nine months ended September 30, 2018 was $613,183, $84,957 of which were costs associated with our personnel, $172,566 of which were R&D expenses and $286,849 of which were professional fees.

Other income. Our other income for the nine months ended September 30, 2019 and 2018 was $53,470 and $16,314 respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of September 30, 2019 and December 31, 2018, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees.

Net loss. As a result of the above, we recorded a net loss of $577,055 and $571,753 for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$581,329	$731,239
Total current assets	1,347,773	1,516,193
Total assets	1,354,796	1,526,176
Total liabilities	221,912	113,092
Accumulated deficit	(1,885,349)	(1,337,628)
Total IWEB, Inc.'s stockholders' equity	1,164,840	1,417,865

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

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September,
	2019	2018
Net cash used in operating activities	$(623,400)	$(1,434,732)
Net cash used in investing activities	(1,272)	-
Net cash provided by financing activities	467,183	2,316,128
Effect of exchange rate changes on cash and cash equivalents	7,579	76
Net (decrease) increase in cash and cash equivalents	$(149,910)	$881,472

Operating Activities

Net cash used in operating activities was $623,400 for the nine months ended September 30, 2019, which was mainly due to our net loss of $577,055, partially offset by cash inflow of $40,121 resulting from a decrease in prepayments and deposits.

Net cash used in operating activities was $1,434,732 for the nine months ended September 30, 2018, which was mainly due to our net loss of $571,753 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $172,566 resulting from a decrease in prepayments and deposits.

Investing Activities

We used $1,272 and nil for purchases of property, plant and equipment for the nine months ended September 30, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2019 and 2018 were $467,183 and $2,316,128, respectively. For the nine months ended September 30, 2019, we received advances of $138,441 from our directors, and $328,742 from VIE contributions.

Net cash provided by financing for the nine months ended September 30, 2018 was $2,316,128. We received $2,500,000 from the sale and issuance of our common stock and advances of $316,128 from our directors, which were partially offset by repayment of advances in the amount of $500,000 to our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$194,915	$194,915	$—	$—	$—
Lease	23,396	23,396	—	—	—
TOTAL	$218,311	$218,311	$—	$—	$—

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

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2—Summary of Significant Accounting Policies in the notes to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q for additional information regarding the adoption.

Basis of Presentation

The financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates

The preparation of the accompanying financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

OBON Thailand is owned by Ms. Chanikarn Lertchawalitanon, Wanee Watcharakangka, and Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in these VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct the coding business in Thailand through Digiwork, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements those of the VIEs, of which we are the primary beneficiary.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of September 30, 2019, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of September 30, 2019, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected in a timely basis.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2019. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable by implementing a plan to improve our internal control over financial reporting including, but not limited to, hiring additional staff and/or outside consultants experienced in US GAAP financial reporting as well as in SEC reporting requirements, and adding an audit committee or a financial expert on our Board of Directors. Our management team will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
10.1†	Networking and WiFi Devices Installation Agreement by and between OBON Corporation Company Limited and CatBuzz TV Company Limited, dated September 6, 2019.

10.2†	Employment Agreement by and between Enigma Technology International Corporation and Hok Fung Wai dated October 1, 2019

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2019

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director

By:	/s/Cheng Kim Sing
Cheng Kim Sing
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1†	Networking and WiFi Devices Installation Agreement by and between OBON Corporation Company Limited and CatBuzz TV Company Limited, dated September 6, 2019.

10.2†	Employment Agreement by and between Enigma Technology International Corporation and Hok Fung Wai dated October 1, 2019

31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

† Filed herewith

‡ Furnished herewith

