Form 10-K
period 2019-12-31
IWEB, Inc.
filed 2020-04-09
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The Company cannot determine the aggregate market value of common equity held by non-affiliates as of June 28, 2019, because there were no trades of the Company’s common stock on or around such date. As of April 3, 2020 the registrant had outstanding 40,306,211* shares of common stock.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $163,452), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide the research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $391,274 and $743,923 as of December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company recorded a loss of $161,072 as a result of the revision of the term of the research and development services under the joint business agreement with Digiwork Korea.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights of coding technology developed by Digiwork Korea until December 31, 2020. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

On September 6, 2019, OBON Thailand, a Variable Interest Entity or VIE of OBON BVI, which is a 70% owned subsidiary of IWEB, Inc. entered into a Networking and WiFi Devices Installation Agreement (the “Agreement”) with CatBuzz TV Company Limited, a Thailand Company (“CatBuzz TV”).

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provides maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $20) to 2,500 Baht (approximately $83) per device per month.

This Agreement has a term of 5 (five) years from the execution date of the Agreement. Upon the end of the term, if not agreed otherwise, both parties agree to extend the term of the Agreement for additional 2 (two) year terms, under the same terms or according to mutually agreeable terms determined by both parties in the future.

As of December 31, 2019, OBON Thailand has not yet derived any revenue pursuant to this Agreement.

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

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA as amended, Digiwork was authorized by Digiwork Korea to be an official licensee and distributor of its technology exclusively in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar, and the authorization covers all four categories of Digiwork Korea’s coding technology: image, audio, web and security coding. This technology enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react.

Pursuant to the JBA as amended, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company) for research and development services and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea (“R&D Services”). The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar. On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties of JBA entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. The technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party.

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

OBON Thailand leases and installs network systems, WiFi devices and related accessories for CatBuzz TV (“CAT”) and provides maintenance services. CAT is a government owned internet network service provider and we are expected to provide installation and operate 130,000 wifi access points for CAT in Thailand and charge rental fees for our network system and WiFi devices.

Employees

We currently have 8 full time employees, of which 6 employees are administrative personnel, 2 employees are technical and engineering personnel. Most of our technical and installation services are currently provided by the contracted technicians and engineers from Digiwork Korea or unrelated third parties. All of our employees are located in Thailand.  None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good.

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $238,250 and $228,946 for years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019, we recorded a loss of $161,072 as a result of the amendment of this research and development services under the joint business agreement.

Available Information

Our common stock is listed on the OTCQB Marketplace and trades under the symbol “IWBB.” Our principal executive offices are located at 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand, and our telephone number is 662 319 0197 - 99. The internet address of our corporate website is http://iweb.company/.

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

Risks Related to Our Business

We have a history of losses and we may not achieve or sustain profitability, particularly if we were to lose large contracts, and there is substantial doubt about our ability to continue as a going concern.

Digiwork was formed on November 24, 2016 and OBON Thailand was formed on June 26, 2018. As of December 31, 2019 and 2018, revenue of nil and $30,192 was generated from the operation and the company is still in developing stage. In 2017, Digiwork signed and completed two service contracts with two unrelated entities for coding services. In 2018, Digiwork signed program upgrading contracts with its customers, and these contracts were completed as of December 31, 2018. Digiwork has incurred net losses from inception. As of December 31, 2019, OBON Thailand has not yet derived any revenue. Although we anticipate that we will be a profitable company, in order to achieve sustained profitability we will need to generate more revenue from coding technologies and wifi installation services, which we cannot ensure will happen. Achieving sustained profitability will depend upon a variety of factors, including the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities, which might increase the expenses significantly. In addition, we will evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions from time to time. Finally, various adverse developments, including the loss of contracts or cost overruns on our existing contracts, could have a negative effect on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue generated and as a result we may not be able to achieve or sustain profitability.

The report from our independent registered public accounting firm for the year ended December 31, 2019 included an explanatory paragraph in respect of the substantial doubt about our ability to continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we have a history of recurring net losses and a significant accumulated deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If we do not continually enhance our solutions and service offerings, we may have difficulty in retaining existing customers and attracting new customers.

We believe that our future success will depend, to a significant extent, upon our ability to enhance our existing products, technologies and services, and to introduce new features to meet the preferences and requirements of our customers in a rapidly developing and evolving market. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of these products or services, or any products or services that we may plan to introduce in the future. Our present or future products may not satisfy the evolving preferences and tastes of our customers, and these solutions and services may not achieve anticipated market acceptance or generate incremental revenue. If we are unable to anticipate or respond adequately to the need for service or product enhancements due to resource, technological or other constraints, our business, financial condition and results of operations could be materially and adversely affected.

If we are unable to develop competitive new products and service offerings our future results of operations could be adversely affected.

Our future revenue stream depends to a large degree on our ability to utilize our technology in a way that will allow us to offer new types of products in relation to installation and solutions of network systems, WiFi devices and related accessories. We will be required to make investments in research and development in order to continually develop new products, and related service offerings, enhance our existing products, applications and related service offerings and achieve market acceptance of our solutions and service offerings. We may incur problems in the future in innovating and introducing new products, applications, solutions and service offerings. Our development-stage products and services may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new solutions and services, and enhance existing products and services, our future results of operations would be adversely affected. The timely availability of new solutions and services and their acceptance by customers are important to our future success. A delay in the development of new solutions and services could have a significant impact on its results of operations.

Changes in technology could adversely affect our business by increasing our costs, reducing our profit margins and causing a decline in our competitiveness.

The internet and wifi services industry, in which we operate, is characterized by rapidly changing technology, evolving industry standards, frequent introductions of new services and solutions and enhancements as well as changing customer demands. New solutions and new technologies often render existing solutions and services obsolete, excessively costly or otherwise unmarketable. As a result, our success depends on our ability to adapt to the latest technological progress, such as the 5G standard and technologies, and to develop or acquire and integrate new technologies into our products and related services. Advances in technology also require us to commit substantial resources to developing or acquiring and then deploying new technologies for use in our operations. We must continuously train personnel in new technologies and in how to integrate existing systems with these new technologies. We may not be able to adapt quickly to new technologies or commit sufficient resources to compete successfully against existing or new competitors in bringing to market solutions and services that incorporate these new technologies. We may incur problems in the future in innovating and introducing new products and service offerings. Our development of new product and services may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we fail to adapt to changes in technologies and compete successfully against established or new competitors, our business, financial condition and results of operations could be adversely affected.

We may be subject to infringement, misappropriation and indemnity claims in the future, which may cause us to incur significant expenses, pay substantial damages and be prevented from providing our services or technologies.

Our success depends, in part, on our ability to carry out our business without infringing the intellectual property rights of third parties. Patent and copyright law covering software-related technologies is evolving rapidly and is subject to a great deal of uncertainty. Our self-developed or licensed technologies, processes or methods may be covered by third-party patents or copyrights, either now existing or to be issued in the future. Any potential litigation may cause us to incur significant expenses. Third-party claims, if successfully asserted against us may cause us to pay substantial damages, seek licenses from third parties, pay ongoing royalties, redesign our products, services or technologies, or prevent us from providing products, services or technologies subject to these claims. Even if we were to prevail, any litigation would likely be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Our failure to protect our intellectual property rights may undermine our competitive position, and subject us to costly litigation to protect our intellectual property rights.

Any misappropriation of our technology or the development of competitive technology could seriously harm our business. We regard a substantial portion of our systems as   proprietary and rely on statutory copyright, trademark, patent, trade secret laws, employee and third-party non-disclosure agreements and other methods to protect our proprietary rights. Nevertheless, these resources afford only limited protection and the actions we take to protect our intellectual property rights may not be adequate. In particular, third parties may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could have a material adverse effect on our business, financial condition and results of operations. In addition, intellectual property rights and confidentiality protection in Thailand may not be as effective as in the United States, and policing unauthorized use of proprietary technology can be difficult and expensive. Further, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. The outcome of any such litigation may not be in our favor. Any such litigation may be costly and may divert management attention, as well as our other resources, away from our business. An adverse determination in any such litigation will impair our intellectual property rights and may harm our business, prospects and reputation. In addition, we have no insurance coverage against litigation costs and would have to bear all litigation costs in excess of the amount recoverable from other parties. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Our services and solutions reply on and work in conjunction with, third-party hardware, software and installation services. If these third-party hardware, software and installation services are not available to us at reasonable costs, or at all, our results of operations could be adversely impacted.

The elements of our systems incorporate third-party hardware and software solutions and we also use third party contractors to install wifi network systems. If any third party were to discontinue making their intellectual property and services available to us or our customers on a timely basis, or increase materially the cost of their products, technologies or installation services, or if our systems failed to properly function or interoperate with replacement hardware or software, we may need to incur costs in finding replacement third-party solutions and/or redesigning our systems to replace or function with or on replacement third-party technology. Replacement technology and services may not be available on terms acceptable to us or at all, and we may be unable to develop alternative solutions or redesign our systems on a timely basis or at a reasonable cost. If any of these were to occur, our results of operations could be adversely impacted.

Our ability to sell our products is highly dependent on the quality of our service and support offerings, and our failure to offer high quality service could have a material adverse effect on our ability to market and sell our products.

Our customers depend upon our customer service and support staff to resolve issues relating to our products. High-quality support services are critical for the successful marketing and sale of our products. If we fail to provide high-quality support on an ongoing basis, our customers may react negatively and we may be materially and adversely affected in our ability to sell additional products to these customers. This could also damage our reputation and prospects with potential customers. Our failure to maintain high-quality support services could have a material and adverse effect on our business, results of operations and financial condition.

The telecommunications infrastructure in Thailand, which is not as well developed as in the United States, may limit our growth.

The telecommunications infrastructure in Thailand is not as well developed as it is in the United States. Our growth will depend on the reliable Internet and telecommunications infrastructure. The Internet infrastructure, standards, protocols and complementary products, services and facilities necessary to support the demands associated with continued growth may not be developed on a timely basis or at all by the Thai government and enterprises.

We or the third parties upon whom we depend may be adversely affected by disaster or health epidemics, including the recent COVID-19 outbreak

In recent years, there have been outbreaks of epidemics in various countries. Recently, there was an outbreak of a novel strain of coronavirus (COVID-19) in China, which has spread rapidly to many parts of the world, including the Thailand. In March 2020, the World Health Organization declared the COVID-19 a pandemic.

Substantially all of our revenues are generated in Thailand. Consequently, our results of operations will likely be adversely, and may be materially, affected, to the extent that the COVID-19 or any other epidemic harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

•	temporary closure of offices, travel restrictions or suspension of wifi network system installation to our customers and suppliers have negatively affected, and could continue to negatively affect, to supply our demand for materials;
•	our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue;
•	our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. We may have to provide significant sales incentives to our customers in response to the outbreak, which may in turn materially adversely affect our financial condition and operating results;
•	the business operations of our customers have been and could continue to be negatively impacted by the outbreak, which may result in loss of customers or disruption of our business or services, which may in turn materially adversely affect our financial condition and operating results;
•	any disruption of our supply chain, logistics providers or customers could adversely impact our business and results of operations, including causing our suppliers to cease manufacturing products for a period of time or materially delay delivery to customers, which may also lead to loss of customers, as well as reputational, competitive and business harm to us;
•	some of our customers, distributors, suppliers and other partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted;
•	the global stock markets have experienced, and may continue to experience, significant decline from the COVID-19 outbreak, which could materially adversely affect our stock price; and

Because of the uncertainty surrounding the COVID-19 outbreak, the financial impact related to the outbreak of and response to the coronavirus cannot be reasonably estimated at this time, but our results for the first quarter of and full year 2020 may be adversely affected.

In general, our business could be adversely affected by the effects of epidemics, including, but not limited to, the COVID-19, avian influenza, severe acute respiratory syndrome (SARS), the influenza A virus, Ebola virus, severe weather conditions such as storm, flood or hazardous air pollution, or other outbreaks. In response to an epidemic, severe weather conditions, or other outbreaks, government and other organizations may adopt regulations and policies that could lead to severe disruption to our daily operations, including temporary closure of our offices and other facilities. These severe conditions may cause us and/or our partners to make internal adjustments, including but not limited to, temporarily closing down business, limiting business hours, and setting restrictions on travel and/or visits with clients and partners for a prolonged period of time. Various impact arising from a severe condition may cause business disruption, resulting in material, adverse impact to our financial condition and results of operations.

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

The market for our coding products and services is highly competitive and alternative technologies or larger companies may undermine, limit or eliminate the market for our products' technologies, which would decrease our revenue and profits.

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

Due to the high level of technical expertise that our industry requires, our ability to successfully develop, market, sell, license and support our products, services, and intellectual property depends to a significant degree upon the continued contributions of our key personnel in engineering, sales, marketing, operations, legal and licensing, many of whom would be difficult to replace. We believe our future success will depend in large part upon our ability to retain our current key employees and our ability to attract, integrate and retain these personnel in the future. It may not be practical for us to match the compensation some of our employees could garner at other employment. In addition, we may encounter difficulties in hiring and retaining employees because of concerns related to our financial performance. These circumstances may have a negative effect on the market price of our common stock, and employees and prospective employees may factor in the uncertainties relating to our stability and the value of any equity-based incentives in their decisions regarding employment opportunities and decide to leave our employ. Moreover, our business is based in large part on technologies, and new employees require substantial training, involving significant resources and management attention. Competition for experienced personnel in our business can be intense. If we do not succeed in attracting new, qualified personnel or in integrating, retaining and motivating our current personnel, our growth and ability to deliver products and services that our customers require may be hampered. Although our employees generally have executed agreements containing non-competition clauses, we do not assure you that a court would enforce all of the terms of these clauses or the clauses generally. If these clauses were not fully enforced, our employees could be able to freely join our competitors. Although we generally attempt to control access to and distribution of our proprietary information by our employees, we do not assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any of these events could have a material adverse effect on our financial and business prospects.

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

We cannot assure you that we will be successful in responding to these technological and industry challenges in a timely and cost-effective manner. If we are unable to develop or integrate new technologies effectively or respond to these changing needs, our margins could decrease, and our release of new products and services and the deployment of our coding technology and wifi network system could be adversely affected.

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

Our coding business and strategy rely substantially on deployment of our technologies licensed and research and development provided by our Korean shareholder and business partner, S-Mark Co Ltd because the coding technologies are owned by Digiwork Korea, a 100% owned subsidiary of S-Mark Co Ltd. Although we may continue to use existing coding technologies licensed by Digiwork Korea pursuant to the Amended and Restated Joint Business Agreement, S-Mark Co Ltd. and Digiwork Korea may not provide or even may not be able to develop any new or updated coding technologies to Digiwork, which could harm our business and competitive position and make us lost in competition environment.

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

Our business relies on computers and other information technologies, both internal and at customer locations. The protective measures that we use may not prevent security breaches, and failure to prevent security breaches may disrupt our business, damage our reputation, and expose us to litigation and liability. A party who is able to circumvent security measures could misappropriate sensitive or proprietary information or materials or cause interruptions or otherwise damage our products, services and reputation, and the property of our customers. If unintended parties obtain sensitive data and information, or create bugs or viruses or otherwise sabotage the functionality of our systems, we may receive negative publicity, incur liability to our customers or lose the confidence of our customers, any of which may cause the termination or modification of our contracts. Further, we currently don’t have insurance coverage to cover losses and liabilities that may result from these events.

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

Effective protection of intellectual property rights may be unavailable or limited. Intellectual property protection throughout the world is generally established on a country-by-country basis. We do not assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technologies, duplicate our services or design around any of our intellectual property rights.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting: we did not have an Audit Committee, we did not maintain appropriate cash controls, we did not implement appropriate information technology controls, and we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remedy these material weaknesses. Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2020. We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s periodic financial reporting. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

If our revenue models and pricing structures relating to products and services that are under development do not gain market acceptance, the products and services may fail to attract or retain customers and we may not be able to generate new or sustain existing revenue.

Part of our business involves embedding digital watermarks in traditional and digital media, including identification documents, secure documents, audio, video and imagery. Our revenue stream for such business is based primarily on a combination of development, consulting, subscription and license fees from copyright protection, counterfeit deterrence and advertisement applications. We have not fully developed revenue models for some of our future digital coding applications. Because some of our products and services are not yet well-established in the marketplace, and because some of these products and services will not directly displace existing solutions, we cannot be certain that the pricing structure for these products and services will gain market acceptance or be sustainable over time or that the marketing for these products and services will be effective.

While we currently have no claims, litigation or regulatory actions filed or pending by or against us, future claims, litigation or enforcement actions could arise, and any obligation to pay a judgment or damages could materially harm our business or financial condition.

From time to time, we may be engaged in litigation and incurred significant costs relating to these matters. The inherent uncertainties of litigation, and the ultimate cost and outcome of litigation cannot be predicted. We currently do not carry director and officer liability insurance and other insurance policies that provide protection against various liabilities relating to claims against us and our executive officers and directors. Any expenses and liabilities relating to future lawsuits will materially harm our financial condition. In addition, we will be unable to obtain this insurance coverage due to cost or other reasons. It could make it more difficult for us to retain and attract officers and directors and could expose us to potentially self-funding certain future liabilities ordinarily mitigated by director and officer liability insurance.

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

We are a U.S. company. To comply with Thai laws and regulations, we conduct such business activities through Digiwork and OBON Thailand, two Thai VIEs of ours. Digiwork is 57.5 % owned by Mr. Ratanaphon Wongnapachant, our chairman and chief executive officer, 2.5% owned by Ms. Chanikarn Lertchawalitanon, and 40% owned by S-Mark Co. Ltd. Mr. Ratanaphon Wongnapachant and Ms. Chanikarn Lertchawalitanon are Thai citizens. OBON Thailand is owned 90.9% by Ms. Chanikarn Lertchawalitanon, 0.1% by Wanee Watcharakangka, and 9.0% by Mr. Ratanaphon Wongnapachant, who are all Thai citizens.

We entered into a series of contractual arrangements with our VIEs and their respective shareholders, which enable us to:

•	exercise effective control over our VIEs;

•	receive substantially all of the economic benefits of our VIEs; and

•	have an exclusive option to purchase all or part of the equity interests and assets in our VIEs when and to the extent permitted by Thai law.

Because of these contractual arrangements, we are the primary beneficiary of our VIEs and hence consolidate their financial results as our VIE under U.S. GAAP. For a detailed discussion of these contractual arrangements, see “Section 2. Contractual Arrangements with Digiwork and OBON Thailand.

In the opinion of MVP International Law Office & Associates Co., Ltd,  our Thai legal counsel,   (i) the ownership structure of our VIEs in Thailand does not result in any violation of Thai laws and regulations currently in effect; and (ii) the contractual arrangements between our subsidiary and VIEs and their respective shareholders governed by Thai law will not result in any violation of Thai laws or regulations currently in effect. However, we have been advised by our Thai legal counsel that there are substantial uncertainties regarding the interpretation and application of current and future Thai laws, regulations and rules; accordingly, the Thai regulatory authorities may take a view that is contrary to or otherwise different from the opinion of our Thai legal counsel. If our ownership structure, contractual arrangements and businesses of our VIEs are found to be in violation of any existing or future Thai laws or regulations, or we fail to obtain the foresaid market entry clearance, or our VIEs fail to obtain or maintain any of the required permits or approvals, the relevant Thai regulatory authorities would have broad discretion to take action in dealing with such violations or failures, including:

•	revoking the business licenses and/or operating licenses of such entities;

•	shutting down our services or blocking our website, or discontinuing or placing restrictions or onerous conditions on our operation through any transactions between our subsidiaries and VIEs;

•	imposing fines, confiscating the income from VIEs, or imposing other requirements with which we or our VIEs may not be able to comply;

•	requiring us to restructure our ownership structure or operations, including terminating the contractual arrangements with our VIEs and deregistering the equity pledges of our VIEs, which in turn would affect our ability to consolidate, derive economic interests from, or exert effective control over our VIEs; or

•	restricting or prohibiting our use of the proceeds of our offshore offerings to finance our business and operations in Thai.

Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of our VIEs that most significantly impact their economic performance, and/or our failure to receive the economic benefits from our VIEs, we may not be able to consolidate such entities in our consolidated financial statements in accordance with U.S. GAAP.

We rely on contractual arrangements with our VIEs and their respective shareholders for a portion of our business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with our VIEs and their respective shareholders to hold our business license in Thailand. For a description of these contractual arrangements, see “Section 2. Contractual Arrangements with Digiwork and OBON Thailand.” These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIEs. For example, our VIEs and their respective shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of our VIEs, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of our VIEs, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by our VIEs and their respective shareholders of their obligations under the contracts to exercise control over our VIEs. The shareholders of our consolidated VIEs may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with our VIEs. If any dispute relating to these contracts remains unresolved, we will have to enforce our rights under these contracts through the operations of Thai law and arbitration, litigation and other legal proceedings and therefore will be subject to uncertainties in the Thai legal system. Therefore, our contractual arrangements with our VIEs may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Any failure by our VIEs or their shareholders to perform their obligations under our contractual arrangements with them would have a material and adverse effect on our business.

If our VIEs or their shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under Thai law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under Thai law. For example, if the respective shareholders of our VIEs were to refuse to transfer their equity interest in the VIEs to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by Thai law and provide for the resolution of disputes through arbitration in Thailand. Accordingly, these contracts would be interpreted in accordance with Thai law and any disputes would be resolved in accordance with Thai legal procedures. The legal system in the Thailand is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the Thai legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under Thai law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under Thai law, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and if the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in Thai courts through arbitration award recognition proceedings, which would require additional expenses and delay. In the event we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our VIEs, and our ability to conduct our business may be negatively affected.

The shareholders of our VIE may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co., Ltd, are the shareholders of Digiwork, owning 57.5%, 2.5% and 40%   equity interest, respectively, in Digiwork. OBON Thailand is owned 90.9% by Ms. Chanikarn Lertchawalitanon, 0.1% by Wanee Watcharakangka, and 9.0% by Mr. Ratanaphon Wongnapachant. Mr. Ratanaphon Wongnapachant is our chairman of board of directors and chief executive officer.   The shareholders of our VIEs may have potential conflicts of interest with us. These shareholders may breach, or cause our VIEs to breach, or refuse to renew, the existing contractual arrangements we have with them and our VIEs, which would have a material and adverse effect on our ability to effectively control our VIEs and receive economic benefits from them. For example, the shareholders may be able to cause our agreements with our VIEs to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between the respective shareholders of our VIEs and our company. Mr. Ratanaphon Wongnapachant is also a director of our company. We rely on Mr. Ratanaphon Wongnapachant to abide by the laws of the U.S. and Thai, which provide that directors owe a fiduciary duty to the company that requires them to act in good faith and in what they believe to be the best interests of the company and not to use their position for personal gains. There is currently no specific and clear guidance under Thai laws that address any conflict between Thai laws and laws of U.S. in respect of any conflict relating to corporate governance. If we cannot resolve any conflict of interest or dispute between us and the shareholders of our VIEs, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Contractual arrangements in relation to our VIEs may be subject to scrutiny by the Thai tax authorities and they may determine that we or our Thai VIEs owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable Thai laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the Thai tax authorities within ten years after the taxable year when the transactions are conducted. We could face material and adverse tax consequences if the Thai tax authorities determine that the contractual arrangements between our wholly-owned subsidiary in BVI, our VIEs in Thailand, and their respective shareholders were not entered into on an arm’s length basis in such a way as to result in an impermissible reduction in taxes under applicable Thai laws, rules and regulations, and adjust our VIEs income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions recorded by our VIEs for Thai tax purposes, which could in turn increase their tax liabilities without reducing our subsidiaries’ tax expenses. In addition, the Thai tax authorities may impose late payment fees and other penalties on our VIEs for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our VIEs’ tax liabilities increase or if they are required to pay late payment fees and other penalties.

We may lose the ability to use and enjoy assets held by our VIEs that are material to the operation of our business if the entities go bankrupt or become subject to dissolution or liquidation proceedings.

As part of our contractual arrangements with our VIEs, our VIEs hold certain assets that are material to the operation of our business. If our VIEs go bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. Under the contractual arrangements, our VIEs may not, in any manner, sell, transfer, mortgage or dispose of their assets or legal or beneficial interests in the business without our prior consent. If our VIEs undergo a voluntary or involuntary liquidation proceeding, the independent third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, financial condition and results of operations.

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

Fund Reservation in Thailand

The reform government of Thailand may issue laws or regulations without the approval by parliament that might have a material adverse impact on our financial and business prospects. For example, in 2014, the reform government issued new laws and regulations pursuant to section 44 exemption of the Constitution which allowed the government to issue new laws without approval of the parliament.  The new law required all businesses in Thailand to have a reservation fund that equals to 30% of the entity’s annual net profits.  The change of law affected the whole business sector in terms of dividend contributions and discouraged foreign investments in Thailand.  Due to sharp criticism from foreign investors, the reform government withdrew the respective new laws and regulations and removed such reservation fund requirement.

Tax collection in Thailand

In 2016, the reform government issued the amnesty for tax law violations. However, the policy was subsequently changed by 180 degrees and the government issued stricter tax collection policies covering all companies and their accounts in order to collect more revenues from the business sectors. The new policies impose punishment not only on accountants and auditors as before but also extended to company directors. The uncertain tax regulation and enforcement increases our compliance cost and poses risks of potential violation of tax laws in Thailand.

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

Natural disasters, acts of terrorism and other destabilizing developments could harm our business, financial condition, and operating results.

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

Risks Related to Our Common Stock

The market price for our common stock is highly volatile and subject to wide fluctuations in response to factors including the following:

•	actual or anticipated fluctuations in our quarterly operating results,
•	announcements of new products and services by us or our competitors,
•	changes in financial estimates by securities analysts,
•	conditions in the information technology market,
•	changes in the economic performance or market valuations of other companies involved in the same industry,
•	announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments,
•	additions or departures of key personnel,
•	potential litigation, or
•	conditions in the market.

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

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office and our consolidated entity are located at 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand.  We lease our offices pursuant to lease agreements that will expire on October 31, 2020.

Our subsidiary, Enigma Technology International Corporation, is located in Hong Kong. Enigma Technology leases such office space pursuant to a lease agreement that will expire on September 30, 2020.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Rent expense amounted to $135,887 and $62,713 for the years ended December 31, 2019 and 2018, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Not applicable.

Holders of Record

We have 351 stockholders of record as of April 3, 2020.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $163,452), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide the research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $391,274 and $743,923 as of December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company recorded a loss of $161,072 as a result of the revision of the term of the research and development services under the joint business agreement with Digiwork Korea.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights of coding technology developed by Digiwork Korea until December 31, 2020. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provides maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $20) to 2,500 Baht (approximately $83) per device per month.

This Agreement has a term of 5 (five) years from the execution date of the Agreement. Upon the end of the term, if not agreed otherwise, both parties agree to extend the term of the Agreement for additional 2 (two) year terms, under the same terms or according to mutually agreeable terms determined by both parties in the future.

As of December 31, 2019, OBON Thailand has not yet derived any revenue pursuant to this Agreement.

All references to share and per share data of IWEB, Inc. in these financial statements have been adjusted to give effect of the 1-for-2 reverse stock split by the Company effective on March 13, 2018.

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of the world, including Thailand. The epidemic has resulted in quarantines and travel restrictions in Thailand, and elsewhere around the world.

Substantially all of our revenues are concentrated in Thailand. Consequently, the COVID-19 outbreak may materially adversely affect our business operations, financial condition and operating results for 2020, including but not limited to material negative impact to our total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Our Business Strategy

Digiwork was set up pursuant to a joint business agreement among its shareholders (“JBA”) on August 4, 2016, as amended and restated on March 31, 2017. Pursuant to the JBA as amended, Digiwork was authorized by Digiwork Korea to be an official licensee and distributor of its technology exclusively in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar, and the authorization covers all four categories of Digiwork Korea’s coding technology: image, audio, web and security coding. This technology enables governments and enterprises around the world to give digital identities to media and objects that computers can sense and recognize, and to which they can react.

Pursuant to the JBA as amended, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company) for research and development services and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea (“R&D Services”). The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar. On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties of JBA entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. The technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party.

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

OBON Thailand leases and installs network systems, WiFi devices and related accessories for CatBuzz TV (“CAT”) and provides maintenance services. CAT is a government owned internet network service provider and we are expected to provide installation and operate 130,000 wifi access points for CAT in Thailand and charge rental fees for our network system and WiFi devices.

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2019 and 2018:

	2019	2018

Revenue	$-	$30,192
Cost of revenue	-	(5,201)
General and administrative expenses	(1,140,901)	(818,575)
Finance cost	(24,547)	-
Other income	82,203	15,507
Loss before income tax	(1,083,245)	(778,077)
Income tax expense	-	-
Net loss	$(1,083,245)	$(778,077)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the year ended December 31, 2019.

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2019 was $1,140,901, $113,495 of which were costs associated with our personnel, $238,250 of which were R&D expenses, a loss of $161,072 as a result of the revision of the research and development joint business agreement with Digiwork Korea, $182,408 of which were audit and professional fees and rental expenses of $135,887.

Our general and administrative expenses for the year ended December 31, 2018 was $818,575, $119,686 of which were costs associated with our personnel, $228,946 of which were R&D expenses, $345,149 of which were audit and professional fees and rental expenses of $62,713.

We expect our general and administrative expenses to increase when we expand our operations.

Finance cost. There was a short-term loan of $0.9 million by OBON Thailand during 2019 and finance cost was $24,547 for the year ended December 31, 2019.

Other income. Our other income for the year ended December 31, 2019 was $82,203, and other income for the year ended December 31, 2018 was $15,507, which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities.

Net loss. As a result of the above, we recorded a net loss of $1,083,245 and $778,077 for the years ended December 31, 2019 and 2018, respectively.

Segment Information

We had one reportable segment in 2018, being technology development and provision of coding services in various industries and markets. During 2019, there is one additional segment, consisting of the leasing and installation of network systems, WiFi devices and related accessories. The following table set forth our results of operations by segment:

For the year ended December 31, 2019	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated	Consolidated
Revenues	$-	$-	$-	$-
Gross profit	-	-	-	-
General and administrative expenses	(675,897)	(307,600)	(157,404)	(1,140,901)
Loss before income tax	(594,876)	(330,965)	(157,404)	(1,083,245)

We do not allocate our assets located and expenses incurred outside Hong Kong and Thailand to our reportable segments because these assets and activities are managed at a corporate level.

We primarily operate in Thailand. Substantially all our long-lived assets are located in Thailand.

Liquidity and Capital Resources

Working Capital

	December 31,
	2019	2018
Cash and cash equivalents	$883,812	$731,239
Total current assets	1,401,351	1,516,193
Total assets	1,751,499	1,526,176
Total liabilities	1,153,983	113,092
Accumulated deficit	(2,321,583)	(1,337,628)
Total equity	597,516	1,413,084

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. At December 31, 2019, we had an accumulated deficit of $2,321,583. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

During the year ended December 31, 2018, we entered into two Securities Purchase Agreements with investors, pursuant to which we sold to the investors in private placements an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per share for an aggregate offering price of $2,500,000.

The following table provides detailed information about our net cash flow for the years ended December 31, 2019 and 2018:

	2019	2018
Net cash used in operating activities	$(848,063)	$(1,517,053)
Net cash used in investing activities	(331,214)	-
Net cash provided by financing activities	1,303,159	2,187,503
Effect of exchange rate changes on cash and cash equivalents	28,691	73
Net increase in cash and cash equivalents	$152,573	$670,523

Operating Activities

Net cash used in operating activities was $848,063 for the year ended December 31, 2019, which was mainly due to our net loss of $1,083,245 and partially offset by a decrease in prepayments and deposits of $221,965.

Net cash used in operating activities was $1,517,053 for the year ended December 31, 2018, which was mainly due to our net loss of $778,077 and a payment made to a related party of $1,000,000, which were partially offset by cash inflow of $221,479 resulting from a decrease in prepayments and deposits and $33,995 increase in accruals.

Investing Activities

We used cash of $331,214 and nil for deposits paid for acquisition and purchases of property, plant and equipment for the years ended December 31, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2019 and 2018 were $1,303,159 and $2,187,503, respectively. For the year ended December 31, 2019, we received $829,598 from unsecured short-term loan, capital contribution of $334,341 from shareholders of VIE and advances of $139,220 from our director.

For the year ended December 31, 2018, we received $2,500,000 from the sale and issuance of our common stock and advances of $349,801 from our directors, which were partially offset by repayment of advances in the amount of $662,298 to our directors.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2019:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amount due to a director	$208,191	$208,191	$—	$—	$—
Short-term loan, including accrued interest	891,238	891,238	—	—	—
Future interest payment on short-term loan	231,229	231,229	—	—	—
Capital commitments for purchase of equipment	1,106,086	1,106,086	—	—	—
Leases	98,756	98,756	—	—	—
TOTAL	$2,535,500	$2,535,500	$—	$—	$—

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

OBON Thailand is owned by Ms. Chanikarn Lertchawalitanon, Wanee Watcharakangka, and Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct the coding business in Thailand through Digiwork, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements those of the VIEs, of which we are the primary beneficiary.

Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. Upon adoption, the Company recognized total ROU assets of $50,854, with corresponding liabilities of $50,854 on the consolidated balance sheets. The adoption did not impact the Company’s beginning retained earnings, or its prior year condensed consolidated statements of income and statements of cash flows.

Recent Issued Accounting Pronouncements

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on our consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are evaluating the impact this update will have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IWEB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IWEB, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2017.

Hong Kong, China

April 9, 2020

IWEB, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$883,812	$731,239
Prepayments and deposits	501,547	760,958
Other receivables	14,742	2,746
Amounts due from shareholders	1,250	21,250
Total current assets	1,401,351	1,516,193

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	322,689	-
Property, plant and equipment, net	27,459	9,983
Total non-current assets	350,148	9,983

TOTAL ASSETS	$1,751,499	$1,526,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$80,167	$78,959
Short-term loan	865,625	-
Amount due to a director	208,191	34,133
Total current liabilities	1,153,983	113,092

TOTAL LIABILITIES	1,153,983	113,092

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,197,751 (December 31, 2018: 40,197,751) shares issued and outstanding as of December 31, 2019*	7,790	7,790
Additional paid-in capital	2,990,726	2,756,687
Accumulated deficit	(2,321,583)	(1,337,628)
Accumulated other comprehensive income (loss)	(76,721)	(8,984)
Total IWEB, Inc.'s stockholders' equity	600,212	1,417,865
Non-controlling interests	(2,696)	(4,781)
Total equity	597,516	1,413,084
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,751,499	$1,526,176

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018
Revenue	$-	$30,192
Cost of revenue	-	(5,201)
Gross profit	-	24,991
General and administrative expenses	(1,140,901)	(818,575)
Loss from operations	(1,140,901)	(793,584)
Finance expenses	(24,547)	-
Other income	82,203	15,507
Loss before income tax	(1,083,245)	(778,077)
Income tax expense	-	-
Net loss	$(1,083,245)	$(778,077)
Net loss attributable to noncontrolling interests	99,290	4,781
Net loss attributable to IWEB, Inc.	$(983,955)	$(773,296)
Net loss	$(1,083,245)	$(778,077)
Other comprehensive loss
Foreign currency translation adjustment	(66,664)	(1,449)
Total comprehensive loss	$(1,149,909)	$(779,526)
Total comprehensive loss attributable to non-controlling interests	98,217	4,781
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(1,051,692)	$(774,745)
Loss per share - Basic and diluted*	$(0.02)	$(0.02)
Weighted average number of common shares outstanding - Basic and diluted*	40,197,751	39,201,861

*Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	2019	2018

Cash flows from operating activities
Net loss	$(1,083,245)	$(778,077)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,512	2,891
Loss on disposal of property, plant and equipment	2,517	-
Prepayments and deposits	221,965	221,479
Amounts due from shareholders	20,000	-
Other receivables	(11,389)	2,659
Amount due to a related company	-	(1,000,000)
Accruals	(1,423)	33,995
Net cash used in operating activities	(848,063)	(1,517,053)

Cash flows from investing activities
Deposits paid for acquisition of property, plant and equipment	(309,259)
Purchase of property, plant and equipment	(21,955)	-
Net cash used in investing activities	(331,214)	-

Cash flows from financing activities
Capital contribution from shareholders of VIE	334,341	-
Advance from directors	139,220	349,801
Repayment to directors	-	(662,298)
Proceed from short-term loan	829,598	-
Proceed from issue of shares	-	2,500,000
Net cash provided by financing activities	1,303,159	2,187,503

Effect of exchange rates on cash	28,691	73

Net increase in cash and cash equivalents	152,573	670,523

Cash and cash equivalents at beginning of year	731,239	60,716

Cash and cash equivalents at end of year	$883,812	$731,239

Supplemental of cash flow information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(In U.S. dollars)

	Common Stock			Treasury Shares
	Number of Shares*	Amount	Additional Paid-In Capital	Number of Shares*	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity (Deficit)

Balance as of January 1, 2018	37,697,750	$7,540	$256,937	-	$-	$(564,332)	$(7,535)	$-	$(307,390)
Shares issued	2,500,000	250	2,499,750	-	-	-	-	-	2,500,000
Rounding difference on reverse stock split	1	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(773,296)	-	(4,781)	(778,077)
Foreign currency translation adjustment	-	-	-	-	-	-	(1,449)	-	(1,449)
Balance as of December 31, 2018	40,197,751	$7,790	$2,756,687	-	$-	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084

Capital contribution from shareholders of VIE		-	234,039	-	-	-	-	100,302	334,341
Net loss	-	-	-	-	-	(983,955)	-	(99,290)	(1,083,245)
Foreign currency translation adjustment	-	-	-	-	-	-	(67,737)	1,073	(66,664)
Balance as of December 31, 2019	40,197,751	$7,790	$2,990,726	-	$-	$(2,321,583)	$(76,721)	$(2,696)	$597,516

 *Post a 1-for-2 reverse stock split effective on March 13, 2018.

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $163,452), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which the Digiwork Korea agreed to provide the research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $391,274 and $743,923 as of December 31, 2019 and December 31, 2018, respectively. During the year ended December 31, 2019, the Company recorded a loss of $161,072 as a result of the revision of the term of the research and development services under the joint business agreement with Digiwork Korea.

Digiwork Korea also agreed to grant Digiwork full and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights of coding technology developed by Digiwork Korea until December 31, 2020. The territories for such licenses are in Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar.

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

On September 6, 2019, OBON Thailand, a Variable Interest Entity or VIE of OBON BVI, which is a 70% owned subsidiary of IWEB, Inc. entered into a Networking and WiFi Devices Installation Agreement (the “Agreement”) with CatBuzz TV Company Limited, a Thailand Company (“CatBuzz TV”).

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provides maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $20) to 2,500 Baht (approximately $83) per device per month.

This Agreement has a term of 5 (five) years from the execution date of the Agreement. Upon the end of the term, if not agreed otherwise, both parties agree to extend the term of the Agreement for additional 2 (two) year terms, under the same terms or according to mutually agreeable terms determined by both parties in the future.

As of December 31, 2019, OBON Thailand has not yet derived any revenue pursuant to this Agreement.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses and a significant accumulated deficit. At December 31, 2019, the Company had an accumulated deficit of $2,321,583. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

During the year ended December 31, 2018, the Company entered into two Securities Purchase Agreements with investors, pursuant to which the Company sold to the investors in private placements an aggregate of 2,500,000 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $1.00 per Share for an aggregate offering price of $2,500,000.

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

Upon adoption, we recognized total ROU assets of $50,854, with corresponding liabilities of $50,854 on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of income and statements of cash flows.

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

Operating leases are included in operating lease right-of-use assets, operating lease liabilities, current and operating lease liabilities, non-current on the Company’s consolidated balance sheets.

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

VIE Consolidation

Digiwork

Digiwork is owned as to 57.5% by Mr. Ratanaphon Wongnapachant, 2.5% by Ms. Chanikarn Lertchawalitanon, and 40% by S-Mark Co. Ltd., a KOSDAQ-listed corporation. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of its consolidated VIE.

Owing predominantly to the Thailand legal restrictions on foreign ownership, Enigma BVI currently conducts the coding business in Thailand through Digiwork, which it effectively controls through a series of contractual arrangements. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	December 31,
	2019	2018
ASSETS
Cash at bank and on hand	$377	$1,989
Prepayments and deposits	391,463	760,958
Other receivables	2,582	2,746
Amount due from a fellow subsidiary	849	-
Property, plant and equipment, net	5,409	9,983

TOTAL ASSETS	$400,680	$775,676

LIABILITIES
Accruals	$13,239	$15,150
Amount due to a director	487,991	358,681
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,501,230	$1,373,831

	Years ended December 31,
	2019	2018

Revenue	$-	$30,192

Net loss	$432,155	$391,930

	Years ended December 31,
	2019	2018

Net cash used in operating activities	$(95,179)	$(155,691)
Net cash used in investing activities	(64)	-
Net cash provided by financing activities	93,535	148,006

OBON Thailand

OBON Thailand is owned 90.9% by Ms. Chanikarn Lertchawalitanon, 0.1% by Wanee Watcharakangka, and 9.0% by Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

OBON Thailand was established as a VIE for the Company’s business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies. The Company consolidates in its consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

Year ended December 31, 2019
ASSETS
Cash at bank and on hand	$687,008
Other receivables	12,160
Prepayments and deposits	110,084
Amounts due from a director	124
Deposits paid for acquisition of property, plant and equipment	322,689
Property, plant and equipment, net	22,050

TOTAL ASSETS	$1,154,115

LIABILITIES
Accruals	$35,089
Short-term loan	865,625
Amounts due to fellow subsidiaries	167,515

TOTAL LIABILITIES	$1,068,229

Year ended December 31, 2019
Revenues	$-

Net loss	$252,030

Net cash used in operating activities	$(334,798)
Net cash used in investing activities	(331,150)
Net cash provided by financing activities	1,324,364

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2019 and 2018.

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

The Company, Enigma BVI, OBON BVI and OBON Thailand have not earned any revenue since their inception. Digiwork did not recognize any revenue or associated cost of revenues for the year ended December 31, 2019.

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company and its subsidiaries is US$. The Company's VIEs with operations in Thailand use their respective local currency, Thai Baht (“THB”), as their functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2019	THB29.7500 to $1
December 31, 2018	THB32.3100 to $1

Income statement and cash flows items
For the year ended December 31, 2019	THB31.0419 to $1
For the year ended December 31, 2018	THB32.3035 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Pursuant to the Amendment No. 2 to the Amended and Restated Joint Business Agreement, the research and development services will expire on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $238,250 and $228,946 for the years ended December 31, 2019 and 2018, respectively.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Years ended December 31,
	2019	2018

Net loss attributable to IWEB, Inc.	$(983,955)	$(773,296)

Weighted average number of common stock outstanding – basic and diluted	40,197,751	39,201,861

Basic and diluted loss per share	$(0.02)	$(0.02)

The calculation of basic net loss per share of common stock is based on the net loss the years ended December 31, 2019 and 2018 and the weighted average number of ordinary shares outstanding. The Company completed a reverse stock split on March 13, 2018, pursuant to which every two shares of the Company’s common stock were combined into one share of common stock. All share information and amounts included in these consolidated financial statements have been retroactively adjusted to effect for this stock split.

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

The carrying value of the Company’s financial instruments, including cash at banks and on hand, balances with related parties and short-term loan approximate their fair value due to their short maturities or the rate of interest of these instruments approximate the market rate of interest.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact this update will have on its financial statements.

NOTE 3 - BALANCES WITH RELATED PARTIES

	December 31,
	2019	2018

Due from shareholders	$1,250	$21,250

Due to a director
Mr. Ratanaphon Wongnapachan	208,191	34,133
	$208,191	$34,133

The balances with shareholders and a director detailed above as of December 31, 2019 and 2018 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2019	2018

Office and computer equipment	$32,958	$13,009
Software	1,566	1,442
Less: Accumulated depreciation	(7,065)	(4,468)
	$27,459	$9,983

Depreciation expenses charged to the statements of comprehensive loss for the year ended December 31, 2019 and 2018 were $3,512 and $2,891, respectively.

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

NOTE 6 –SHORT-TERM LOAN

As of December 31, 2019, short-term loan represents a loan of $865,625 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable by November 2020. Interest of $25,613 was accrued (included in accruals) as of December 31, 2019.

NOTE 7 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2019	2018

Tax jurisdictions from:
- Local	$(157,404)	$(296,508)
- Foreign, representing:
BVI	(162,720)	(15,936)
HK	(78,936)	(73,703)
Thailand	(684,185)	(391,930)

Loss before income taxes	$(1,083,245)	$(778,077)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2019 and 2018.

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

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB)($168,067) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($1,008,403) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($10,084)	0%
THB300,000 ($10,084) – THB3,000,000 ($100,840)	15%
Over THB3,000,000 ($100,840)	20%

A reconciliation of loss before income taxes to the effective tax rate is as follows:

	Years ended December 31,
	2019	2018

Loss before income taxes	$(1,083,245)	$(778,077)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(227,481)	(163,396)
Reconciling items:
Non-deductible expenses	67,862	43,445
Tax effect of tax exempt entity	34,171	15,478
Rate differential in different tax jurisdictions	10,394	4,636
Valuation allowance on deferred tax assets	115,054	99,837

Total tax expenses	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 and 2018 are presented below:

	December 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$155,475	$122,420
- Thailand	156,264	65,102
	311,739	187,522
Less: Valuation allowance	(311,739)	(187,522)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $740,358 and $582,954 as of December 31, 2019 and 2018, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of December 31, 2019 and December 31, 2018, the entities in Thailand had net operating loss carry forwards of $781,318 and $325,509, respectively, which will expire in various years through 2024.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 8 - SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer. During 2019, there is one additional segment, consisting of the leasing and installation of network systems, WiFi devices and related accessories.

For the year ended December 31, 2019	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocaed (note)	Consolidated
Revenues	$-	$-	$-	$-
Gross profit	-	-	-	-
General and administrative expenses	(675,897)	(307,600)	(157,404)	(1,140,901)
Loss from operations	(675,897)	(307,600)	(157,404)	(1,140,901)
Finance expenses	-	(24,547)	-	(24,547)
Other income	81,021	1,182	-	82,203
Loss before income tax	(594,876)	(330,965)	(157,404)	(1,083,245)
Income tax expense	-	-	-	-
Net loss	(594,876)	(330,965)	(157,404)	(1,083,245)

As of December 31, 2019
Total assets	$597,087	$1,153,991	$421	$1,751,499

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s rental expense was $135,887 and $62,713 for the years ended December 31, 2019 and 2018, respectively.

The Company has entered into a lease for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,273) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019 and OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,681) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,353) per month.

During the year ended December 31, 2019, the Company paid rental amounts of $12,564 to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of December 31, 2019, all the outstanding leases are short-term leases. The total minimum future lease payments are $98,756 payable in the twelve months ending December 31, 2020.

Capital Commitments

As of December 31, 2019 and 2018, the Company had the following contracted capital commitments:

2019

For purchases of equipment, payable in the twelve months ending December 31, 2020	$1,106,086

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769).

NOTE 10 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIE established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the years ended December 31, 2019 and 2018, the VIE contributed a total of $905 and $1,223, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the years ended December 31, 2019 and 2018 were $1,700 and $1,538, respectively.

NOTE 11 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2019 and 2018, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customers

Digiwork’s revenues for the year ended December 31, 2018 of $30,192 were derived from two customers, which individually accounted for 53% and 47% of the Company’s revenues, respectively.

Two unrelated individuals were hired by Digiwork in relation to its two projects and incurred costs totaling $5,201 for the year ended December 31, 2018.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of December 31, 2019 and 2018, the Company owed Enigma BVI and Digiwork Korea $1,000,000 for such R&D services, respectively.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2019 up through the date the Company issued these financial statements on April 9, 2020.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent to December 31, 2019, COVID-19 has spread rapidly to many parts of the world, including Thailand. The epidemic has resulted in quarantines and travel restrictions in Thailand, and elsewhere around the world.

Substantially all of our revenues are concentrated in Thailand. Consequently, the COVID-19 outbreak may materially adversely affect our business operations, financial condition and operating results for 2020, including but not limited to material negative impact to our total revenues, slower collection of accounts receivables and additional allowance for doubtful accounts. Because of the significant uncertainties surrounding the COVID-19 outbreak, the extent of the business disruption and the related financial impact cannot be reasonably estimated at this time.

Private placements

On March 13, 2020, the Company entered into several Securities Purchase Agreements with certain investors, pursuant to which the Company sold to the such investor in a private placement an aggregate of 108,460 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.00 per share for an aggregate offering price of $216,920 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of December 31, 2019, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2019, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2020.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

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

Name	Age	Position	Served From
Ratanaphon Wongnapachant	39	Chief Executive Officer, Chairman and Director	May, 2017
Wai Hok Fung	44	President and Director	December, 2016
Bodin Kasemset	45	Director	May, 2017
Direk Chantri	54	Interim Chief Financial Officer, Treasurer and Secretary	January, 2020

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

Direk Chantri has served as the Company’s Interim Chief Financial Officer, Treasurer and Secretary since January 6, 2020, and also serves as the CFO of Digiwork (Thailand) Co., Ltd since October 1, 2019. From July, 2017 to September, 2019, Mr. Chantri served as Finance and Accounting Manager of Vithai Biopower Co., Ltd., a biomass power generation plant. From June, 2014 to June, 2017, Mr. Chantri served as Finance and Accounting Manager of Orthopeasia Co., Ltd., a medical device manufacturing company. From January, 2010 to April, 2014, Mr. Chantri served as Internal Auditor Manager of S-one Group, a manufactory and distributor of aluminum windows and doors. Mr. Chantri received his bachelor’s degree in accounting from Ramkhamhaeng University in Bangkok Thailand in 1987.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a).

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total
Ratanaphon Wongnapachant,	2019	$-	$-	$-	$-
Chief Executive Officer, Chairman and Director	2018	-	-	-	-

Wai Hok Fung,	2019	$17,885	$-	$-	$17,885
President and Director	2018	-	-	-	-

Direk Chantri,	2019	$5,799	$-	$-	$5,799
Interim Chief Financial Officer, Treasurer and Secretary

Compensation of Directors

For the year ended December 31, 2019, no compensation was paid to our directors as their roles of the directors of the Board the Company.

Employment Contracts

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of April 3, 2020, the most recent practicable date for computing beneficial ownership, by:

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

Applicable percentage ownership is based on 40,306,211 shares of our common stock issued and outstanding as of April 3, 2020. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options and warrants held by such persons that are currently exercisable or convertible, or will be exercisable or convertible within 60 days of April 3, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o IWeb, Inc., at 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand.

Name of beneficial owner	Number of shares beneficially owned	Percent of class
Wai Hok Fung, President and Director	1,603,500	4.0%
Ratanaphon Wongnapachant, Chief Executive Officer and Director	12,955,000	32.1%
Bodin Kasemset, Director	-	-
Direk Chantri, Interim Chief Financial Officer, Secretary, Treasurer	-	-
Directors and executive officers as a group (4 people)	14,558,500	36.1%
S-Mark Co. Ltd.	12,600,000	31.3%
Tang Oi Ming Denise	3,025,000	7.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,681) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreements with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,353) per month.

For the year ended December 31, 2019, the Company has paid THB390,000 ($12,564) rental to Mr Thanawat Wongnapachan.

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

	Years ended December 31,
	2019	2018

Audit fees	$98,000	$220,000
Audit-related fees	-	-
Tax fees	-	-
All other services	-	-
Total	98,000	$220,000

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of December 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit
No.	Description
2.1	Share Exchange Agreement between IWeb, Inc. and Enigma Technology International Corporation, dated May 15, 2017, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
3.1	Articles of Incorporation of IWeb, Inc., incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 22, 2017.
3.3	Certificate of Change, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2018.
3.4	Bylaws of IWeb, Inc., incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.5	First Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.
10.1	Repurchase Agreement between IWeb, Inc. and Wai Hok Fung, dated May 14, 2017, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.2	Exclusive Technology Consulting and Service Agreement between Enigma Technology International Corporation and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.3	Equity Pledge Agreements by and among Enigma Technology International Corporation, S-Mark Co., Ltd. and DigiWork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.4	Equity Pledge Agreements by and among Enigma Technology International Corporation, Ratanaphon Wongnapachant and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.5	Equity Pledge Agreements by and among Enigma Technology International Corporation, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.6	Power of Attorney by Ratanaphon Wongnapachant dated May 15, 2017, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.7	Power of Attorney by Chanikarn Lertchawalitanon dated May 15, 2017, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.8	Exclusive Purchase Option Agreement by and among Enigma Technology International Corporation, S-Mark Co., Ltd., Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.9	Repurchase Agreement, dated May 14, 2017, by and between the Company and Wai Hok Fung, incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K/A filed with the SEC on May 16, 2017.
10.10	Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon dated March 31, 2017, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.11	Service Agreement with Celebos (Thailand) Co., Ltd. dated March 21, 2017, incorporated by reference to Exhibit 10.12 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.12	Service Agreement with Isobar (Thailand) Co., Ltd. dated March 17, 2017, incorporated by reference to Exhibit 10.13 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.13	Amendment to Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon dated July 10, 2017, incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.

10.14	Securities Purchase Agreement, dated November 16, 2017, by and between IWeb Inc. and the purchasers listed therein, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 17, 2017.
10.15	Employment Agreement by and between Cheng Kim Sing and Enigma Technology International Corporation, dated April 1, 2018, incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed with the SEC on August 13, 2018.
10.16	Exclusive Technology Consulting and Service Agreement by and between One Belt One Network Holdings Limited and OBON Corporation Company Limited, dated June 4, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.17	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated June 4, 2019, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.18	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated June 4, 2019, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.19	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Chanikarn Lertchawalitanon, dated October 30, 2019., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.20	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Chanikarn Lertchawalitanon, dated October 30, 2019, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.21	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Wanee Watcharakangka, dated October 30, 2019, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.22	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Wanee Watcharakangka, dated October 30, 2019, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.23	Amendment to Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated October 30, 2019, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.24	Amendment to Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated October 30, 2019, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.25	Power of Attorney by Ratanaphon Wongnapachant dated October 30, 2019*
10.26	Power of Attorney by Chanikarn Lertchawalitanon dated October 30, 2019*
10.27	Power of Attorney by Wanee Watcharakangka dated October 30, 2019*
10.28	Amendment No. 2 to the Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon, dated March 5, 2020*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWEB, Inc.

Date: April 9, 2020	By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ratanaphon Wongnapachant	Chief Executive Officer and Chairman of the Board	April 9, 2020
Ratanaphon Wongnapachant	(Principal Executive Officer)

/s/ Wai Hok Fung	President and Director	April 9, 2020
Wai Hok Fung

/s/ Direk Chantri	Secretary, Treasurer, Interim Chief Financial Officer	April 9, 2020
Direk Chantri	(Principal Financial and Accounting Officer)

/s/ Bodin Kasemset	Director	April 9, 2020
Bodin Kasemset