Form 10-Q
period 2020-03-31
IWEB, Inc.
filed 2020-05-29
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 28, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,306,211

IWEB, Inc.

SPECIAL NOTE REGARDING RELIANCE ON RELIEF ORDER.

On May 13, 2020 we filed a Current Report on Form 8-K (“Form 8-K”) in compliance with and in reliance upon the SEC Order issued pursuant to Section 36 of the Securities Exchange Act of 1934, as amended, granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules thereunder (SEC Release No. 34-88465 on March 25, 2020) (the “Relief Order”). By way of filing the Form 8-K, we, among other things, extended the time of filing of our quarterly report on Form 10-Q for the quarter ended March 31, 2020 (“Form 10-Q”), until no later than June 29, 2020 in reliance on the Relief Order. The Form 8-K disclosed the reasons that the Form 10-Q could not be timely filed.

Iweb, Inc. (the “Company”) is relying on the Relief Order to delay the filing of its quarterly report on Form 10-Q for the quarter ended March 31, 2020, or the Quarterly Report, due to circumstances related to the COVID-19 pandemic. Our headquarters are located in Thailand, which has been affected by COVID-19. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home since March 23, 2020 until May 7, 2020, including the Company’s limited number of general administrative and accounting personnel. Our office in Thailand was only recently re-opened on May 7, 2020 and employees have gradually come back to work at the office since then. These safety measures have restricted access to the Company’s offices and books and records, and have disrupted routine interactions among the Company’s staff, advisors and third parties involved in the preparation of the Quarterly Report. Due to these disruptions, the Company was unable to timely file its Quarterly Report, originally due on May 15, 2020.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2020 AND DECEMBER 31, 2019 (Unaudited)

(In U.S. dollars)

	March 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$338,812	$883,812
Amount due from a director	337,042	-
Prepayments and deposits	403,315	501,547
Other receivables	14,402	14,742
Amounts due from shareholders	1,250	1,250
Total current assets	1,094,821	1,401,351

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	293,578	322,689
Property, plant and equipment, net	35,795	27,459
Total non-current assets	329,373	350,148

TOTAL ASSETS	$1,424,194	$1,751,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$172,954	$80,167
Short-term loan	852,405	865,625
Amounts due to directors	44,872	208,191
Total current liabilities	1,070,231	1,153,983

TOTAL LIABILITIES	1,070,231	1,153,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2019: 40,197,751) shares issued and outstanding as of March 31, 2020	7,801	7,790
Additional paid-in capital	3,207,635	2,990,726
Accumulated deficit	(2,822,268)	(2,321,583)
Accumulated other comprehensive loss	30,643	(76,721)
Total IWEB, Inc. stockholders' equity	423,811	600,212
Non-controlling interests	(69,848)	(2,696)
Total equity	353,963	597,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,424,194	$1,751,499

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2020	2019

Revenue	$-	$-

General and administrative expenses	(307,110)	(296,173)

Loss from operations	(307,110)	(296,173)

Finance cost	(64,913)	-

Other (expense) income	(196,436)	19,289

Loss before income tax	(568,459)	(276,884)

Income tax	-	-

Net loss	$(568,459)	$(276,884)

Net loss attributable to noncontrolling interests	67,774	7,952

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(500,685)	$(268,932)

Net loss	$(568,459)	$(276,884)
Other comprehensive loss
Foreign currency translation adjustment	107,986	(11,317)

Total comprehensive loss	$(460,473)	$(288,201)
Total comprehensive loss attributable to non-controlling interests	67,152	7,952
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(393,321)	$(280,249)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	40,220,396	40,197,751

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2020	2019

Cash flows from operating activities
Net loss	$(568,459)	$(276,884)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,656	728
Gain on disposal of property, plant and equipment	(46)	-
Changes in assets and liabilities
Prepayments and deposits	233,246	39,176
Other receivables	(1,035)	(1,963)
Amounts due from shareholders	-	20,000
Accruals	99,954	(20,971)
Net cash used in operating activities	(234,684)	(239,914)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	112	-
Purchase of property, plant and equipment	(13,027)	-
Advance to a director	(425,094)	-
Net cash used in investing activities	(438,009)	-

Cash flows from financing activities
Repayment of advance to a director	(49,733)	-
Advance from a director	-	49,510
Proceed from issue of shares	216,920	-
Net cash provided by financing activities	167,187	49,510

Effect of exchange rates on cash	(39,494)	31

Net decrease in cash and cash equivalents	(545,000)	(190,373)

Cash and cash equivalents at beginning of period	883,812	731,239

Cash and cash equivalents at end of period	$338,812	$540,866

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND, 2019 (Unaudited)

(In U.S. dollars)

Three months ended March 31, 2020

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity

Balance as of January 1, 2020	40,197,751	$7,790	$2,990,726	$(2,321,583)	$(76,721)	$(2,696)	$597,516
Shares issued	108,460	11	216,909	-	-	-	216,920
Net loss	-	-	-	(500,685)	-	(67,774)	(568,459)
Foreign currency translation adjustment	-	-	-	-	107,364	622	107,986
Balance as of March 31, 2020	40,306,211	$7,801	$3,207,635	$(2,822,268)	$30,643	$(69,848)	$353,963

Three months ended March 31, 2019

	Common Stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity

Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $301,099 and $391,274 as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020, OBON Thailand has not yet derived any revenue pursuant to this Agreement.

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

In June 2019, OBON BVI, OBON Thailand and the shareholders of OBON Thailand entered into the abovementioned VIE agreements, pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China, which has spread rapidly to many parts of the world, including Thailand and the U.S. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in Thailand.

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home since March 23, 2020 until May 7, 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Thailand and global growth forecast is extremely uncertain, which would seriously affect investment in infrastructures including building wifi network and related installation business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Consequently, our results of operations has been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses and a significant accumulated deficit. At March 31, 2020, the Company had an accumulated deficit of $2,822,268. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of March 31, 2020 and for the three month periods ended March 31, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on April 9, 2020.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	March 31, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$1,025	$377
Prepayments and deposits	301,270	391,463
Other receivables	2,358	2,582
Amount due from a fellow subsidiary	-	849
Property, plant and equipment, net	4,334	5,409

TOTAL ASSETS	$308,987	$400,680

LIABILITIES
Accruals	$12,144	$13,239
Amount due to a director	443,967	487,991
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,456,111	$1,501,230

	For the three months ended March 31,
	2020	2019
Revenues	$-	$-

Net loss	$152,489	$82,072

	For the three months ended March 31,
	2020	2019
Net cash used in operating activities	$(207)	$(46,046)
Net cash provided by investing activities	112	-
Net cash provided by financing activities	807	49,510

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

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

	March 31, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$128,862	$687,008
Other receivables	12,044	12,160
Prepayments and deposits	102,045	110,084
Amount due from a director	406,728	124
Deposits paid for acquisition of property, plant and equipment	293,578	322,689
Property, plant and equipment, net	31,461	22,050

TOTAL ASSETS	$974,718	$1,154,115

LIABILITIES
Accruals	$93,603	$35,089
Short-term loan	852,405	865,625
Amounts due to fellow subsidiaries	166,666	167,515

TOTAL LIABILITIES	$1,112,674	$1,068,229

For the three months ended March 31, 2020
Revenues	$-

Net loss	$225,914

Net cash used in operating activities	$(79,789)
Net cash used in investing activities	(438,928)
Net cash used in financing activities	-

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2020 and December 31, 2019.

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

Neither the Company, its subsidiaries or VIEs earned any revenue for the three months ended March 31, 2020 and 2019.

Leases

Effective with adoption of Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (the new lease standard) on January 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (ROU) assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2020	THB32.7000 to $1
December 31, 2019	THB29.7500 to $1

Income statement and cash flows items
For the three months ended March 31, 2020	THB31.2785 to $1
For the three months ended March 31, 2019	THB31.6251 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork commencing from March 31, 2017 and ending on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $57,371 and $58,464 for the three months ended March 31, 2020 and 2019, respectively.

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

	For the three months ended March 31,
	2020	2019
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(500,685)	$(268,932)

Weighted average number of common shares outstanding – basic and diluted	40,220,396	40,197,751

Basic and diluted loss per share	$(0.01)	$(0.01)

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three months ended March 31, 2020 and 2019 and the weighted average number of ordinary shares outstanding.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	March 31, 2020	December 31, 2019
Due from shareholders	$1,250	$1,250

Due from (to) directors
Mr. Ratanaphon Wongnapachant	$337,042	$(163,319)
Mr. Wai Hok Fung	$(44,872)	(44,872)

The balances with shareholders and directors detailed above as of March 31, 2020 and December 31, 2019 are unsecured, non-interest bearing, receivable and repayable on demand. Subsequent to March 31, 2020, Mr. Ratanaphon Wongnapachant repaid $337,042 to the Company.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2020	December 31, 2019
Office and computer equipment	$41,006	$32,958
Software	2,711	1,566
Less: Accumulated depreciation	(7,922)	(7,065)
	$35,795	$27,459

Depreciation expenses charged to the statements of comprehensive loss for the three months ended March 31, 2020 and 2019 were $1,656 and $728, respectively.

NOTE 5 - COMMON STOCK

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

NOTE 6 –SHORT-TERM LOAN

As of March 31, 2020 and December 31, 2019, short-term loan represents a loan of $852,405 and $865,625 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable by November 2020. Interest of $88,977 and $25,613 was accrued (included in accruals) as of March 31, 2020 and December 31, 2019, respectively.

NOTE 7 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For three months ended 31,
	2020	2019
Tax jurisdictions from:
- Local	$(119,511)	$(116,664)
- Foreign, representing:
BVI	(70,545)	(51,640)
HK	-	(26,508)
Thailand	(378,403)	(82,072)

Loss before income taxes	$(568,459)	$(276,884)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2020 and 2019.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($152,905) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($917,431) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

Net profit
Nil – THB300,000 ($9,174)	0%
THB300,000 – THB3,000,000 ($91,743)	15%
Over THB3,000,000 ($91,743)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For three months ended 31,
	2020	2019

Loss before income taxes	$(568,459)	$(276,884)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(119,376)	(58,146)
Reconciling items:
Non-deductible expenses	29,713	11,125
Tax effect of tax exempt entity	14,815	10,844
Rate differential in different tax jurisdictions	3,784	2,014
Valuation allowance on deferred tax assets	71,064	34,163

Total tax expenses	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2020 and December 31, 2019 are presented below

	March 31, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$180,572	$155,475
- Thailand	186,136	156,264
	366,708	311,739
Less: Valuation allowance	(366,708)	(311,739)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $859,869 and $740,358 as of March 31, 2020 and December 31, 2019, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of March 31, 2020, and December 31, 2019, the entities in Thailand had net operating loss carry forwards of $930,678 and $781,318, respectively, which will expire in various years through 2024.

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

The Company used to have one reportable segment, being technology development and provision of coding services in various industries and markets. Starting from the last quarter of fiscal 2019, there is one additional segment, consisting of the leasing and installation of network systems, WiFi devices and related accessories.

For the three months ended March 31, 2020	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated (note)	Consolidated
Revenues	$-	$-	$-	$-
Gross profit	-	-	-	-
General and administrative expenses	(128,720)	(58,879)	(119,511)	(307,110)
Loss from operations	(128,720)	(58,879)	(119,511)	(307,110)
Finance expenses	-	(64,913)	-	(64,913)
Other expense	(94,314)	(102,122)		(196,436)
Loss before income tax	(223,034)	(225,914)	(119,511)	(568,459)
Income tax expense	-	-	-	-
Net loss	(223,034)	(225,914)	(119,511)	(568,459)
Total assets
As of March 31, 2020	$449,055	$974,718	$421	$1,424,194
As of December 31, 2019	$597,087	$1,153,991	$421	$1,751,499

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense of the Company was $33,009 and $33,545 for the three months ended March 31, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a lease for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,887) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019 and OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,529) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,141) per month.

For the three months ended March 31, 2020, the Company paid rental amounts of $11,509 to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of March 31, 2020, all the outstanding leases are short-term leases. The total minimum future lease payments are $63,409 payable in the twelve months ending March 31, 2021.

Capital Commitments

As of March 31 2020, the Company had the following contracted capital commitments:

March 31, 2020
For purchases of equipment, payable in the twelve months ending March 31, 2021	$1,006,301

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company, to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment agreement, with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769). During the three months ended March 31, 2020, salaries paid to Mr. Wai totaled $23,654.

NOTE 10 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended March 31, 2020 and 2019, the VIEs contributed a total of $437 and $199, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended March 31, 2020 and 2019 were $577 and $1,290, respectively.

NOTE 11 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2020 and December 31, 2019, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of March 31, 2020 and December 31, 2019, the Company owed Enigma BVI and Digiwork Korea $1,000,000 for such R&D services, respectively.

NOTE 12 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after March 31, 2020 up through the date the Company issued these financial statements on May 29, 2020.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus (COVID-19) surfaced. Subsequent, COVID-19 has spread rapidly to many parts of the world, including Thailand. The epidemic has resulted in quarantines and travel restrictions in Thailand, and elsewhere around the world.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part I of our Form 10-K for the fiscal year ended December 31, 2019, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $301,099 and $391,274 as of March 31, 2020 and December 31, 2019, respectively.

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

As of March 31, 2020 and December 31, 2019, OBON Thailand has not yet derived any revenue pursuant to this Agreement.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China, which has spread rapidly to many parts of the world, including Thailand and the U.S. In March 2020, the World Health Organization declared the COVID-19 a pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in Thailand.

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home since March 23, 2020 until May 7, 2020. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Thailand and global growth forecast is extremely uncertain, which would seriously affect investment in infrastructures including building wifi network and related installation business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Further, as we do not have access to a revolving credit facility, there can be no assurance that we would be able to secure commercial debt financing in the future in the event that we require additional capital. We currently believe that our financial resources will be adequate to see us through the outbreak. However, in the event that we do need to raise capital in the future, outbreak-related instability in the securities markets could adversely affect our ability to raise additional capital.

Consequently, our results of operations has been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Pursuant to the JBA as amended, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a shareholder of Digiwork and a major shareholder of the Company) for research and development services and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea (the “R&D Services”). The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar. On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide the R&D Services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties to the JBA entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide the R & D Services to Digiwork until December 31, 2020.

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

We provide tailor-made coding technological solutions to various commercial entities in different markets. Our technologies enable companies to give digital identity or information through various media like music, movies, television broadcasts, images and printed materials. The wide range application of the above four technologies can provide improved media rights, asset management, reduce piracy and counterfeiting losses, improve marketing programs, permit more efficient and effective distribution of valuable media content and enhance consumer experiences. The technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third parties.

OBON Thailand leases and installs network systems, WiFi devices and related accessories for CatBuzz TV (“CAT”) and provide maintenance services. CAT is a government owned internet network service provider and we are expected to provide installation and operate 130,000 WiFi access points for CAT in Thailand and charge rental fees for our network system and WiFi devices.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Revenue	$-	$-
General and administrative expenses	(307,110)	(296,173)
Finance cost	(64,913)	-
Other (expense) income	(196,436)	19,289
Loss before income tax	(568,459)	(276,884)
Income tax	-	-
Net loss	$(568,459)	$(276,884)

Revenues and cost of revenue. Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

We did not recognize any revenue or associated cost of revenues for the three months ended March 31, 2020 and 2019.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2020 was $307,110, including costs associated with our personnel of $58,780, R&D expenses of $57,371, audit fee and professional fees of $119,511 and office rentals of $33,009.

Our general and administrative expenses for the three months ended March 31, 2019 was $296,173, including costs associated with our personnel of $38,186, R&D expenses of $58,464, audit fee and professional fees of $124,430 and office rentals of $33,545.

We expect our general and administrative expenses to increase when we expand our operations.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $64,913 for the three months ended March 31, 2020.

Other (expense) income. Our other expense for the three months ended March 31, 2020 was $196,436 and our other income for the three months ended March 31, 2019 was $19,289, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities.

Net loss. As a result of the above, we recorded a net loss of $568,459 and $276,884 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$338,812	$883,812
Total current assets	1,094,821	1,401,351
Total assets	1,424,194	1,751,499
Total liabilities	1,070,231	1,153,983
Accumulated deficit	(2,822,268)	(2,321,583)
Total IWEB, Inc. stockholders' equity	353,963	597,516

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. At March 31, 2020, we had an accumulated deficit of $2,822,268. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Net cash used in operating activities	$(234,684)	$(239,914)
Net cash used in investing activities	(438,009)	-
Net cash provided by financing activities	167,187	49,510
Effect of exchange rate changes on cash and cash equivalents	(39,494)	31
Net decrease in cash and cash equivalents	$(545,000)	$(190,373)

Operating Activities

Net cash used in operating activities was $234,684 for the three months ended March 31, 2020, which was mainly due to our net loss of $568,459, partially offset by an increase of $99,954 in accruals and a decrease of $233,246 in prepayments and deposits.

Net cash used in operating activities was $239,914 for the three months ended March 31, 2019, which was mainly due to our net loss of $276,884, partially offset by cash inflow of $39,176 resulting from a decrease in prepayments and deposits.

Investing Activities

Net cash used in investing activities was $438,009 for the three months ended March 31, 2020. In the first quarter of 2020, we advanced $425,094 to our director, used $13,027 on purchases of property, plant and equipment and received $112 from disposal of property, plant and equipment. Subsequent to March 31, 2020, the director repaid $406,728 to us.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 were $167,187, compared with $49,510 in the same quarter of 2019. In the first quarter of 2020, we received $216,920 from issuance of our common stock and repaid $49,733 to our director. In the first quarter of 2019, we received advances of $49,510 from our director.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amount due to a director	$44,872	$44,872	$—	$—	$—
Short-term loan, including accrued interest	941,382	941,382	—	—	—
Future interest payment on short-term loan	163,942	163,942	—	—	—
Capital commitments for purchase of equipment	1,006,301	1,006,301	—	—	—
Leases	63,409	63,409	—	—	—
TOTAL	$2,219,906	$2,219,906	$—	$—	$—

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

VIE Consolidation

Digiwork (Thailand) Co., Ltd. is owned by Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (a KOSDAQ-listed corporation) as nominee shareholders. For the consolidated VIE, management made evaluations of the relationships between Enigma BVI and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, Enigma BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of its consolidated VIE.

OBON Thailand is owned by Ms. Chanikarn Lertchawalitanon, Wanee Watcharakangka, and Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, OBON BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct the coding business in Thailand through Digiwork and OBON Thailand, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements those of the VIEs, of which we are the primary beneficiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of March 31, 2020, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2020, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2020.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of our financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: May 29, 2020

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director

