Form 10-Q
period 2020-06-30
IWEB, Inc.
filed 2020-08-12
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,306,211

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

(In U.S. dollars)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$363,852	$883,812
Accounts receivable	1,960	-
Prepayments and deposits	366,970	501,547
Other receivables	15,574	14,742
Amounts due from shareholders	1,250	1,250
Total current assets	749,606	1,401,351

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	310,881	322,689
Property, plant and equipment, net	143,565	27,459
Total non-current assets	454,446	350,148

TOTAL ASSETS	$1,204,052	$1,751,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$91,809	$80,167
Short-term loan	854,144	865,625
Amounts due to directors	140,725	208,191
Total current liabilities	1,086,678	1,153,983

TOTAL LIABILITIES	1,086,678	1,153,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2019: 40,197,751) shares issued and outstanding as of June 30, 2020	7,801	7,790
Additional paid-in capital	3,207,635	2,990,726
Accumulated deficit	(2,958,432)	(2,321,583)
Accumulated other comprehensive loss	(47,052)	(76,721)
Total IWEB, Inc. stockholders' equity	209,952	600,212
Non-controlling interests	(92,578)	(2,696)
Total equity	117,374	597,516
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,204,052	$1,751,499

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019
Revenue	$1,914	$-	$1,914	$-

Cost of revenue	(534)	-	(534)	-

Gross profit	1,380	-	1,380	-

General and administrative expenses	(214,764)	(195,160)	(521,874)	(491,333)

Loss from operations	(213,384)	(195,160)	(520,494)	(491,333)

Finance cost	(63,340)	-	(128,253)	-

Other income (expense)	121,463	30,893	(74,973)	50,182

Loss before income tax	(155,261)	(164,267)	(723,720)	(441,151)

Income tax benefits	-	-	-	-

Net loss	$(155,261)	$(164,267)	$(723,720)	$(441,151)

Net loss attributable to non-controlling interests	19,097	8,529	86,871	16,481

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(136,164)	$(155,738)	$(636,849)	$(424,670)

Net loss	$(155,261)	$(164,267)	$(723,720)	$(441,151)
Other comprehensive income (loss)
Foreign currency translation adjustment	(81,328)	(25,233)	26,658	(36,550)

Total comprehensive loss	(236,589)	(189,500)	(697,062)	(477,701)
Total comprehensive loss attributable to non-controlling interests	22,730	8,529	89,882	16,481
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(213,859)	$(180,971)	$(607,180)	$(461,220)

Loss per share - Basic and diluted*	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted*	40,306,211	40,197,751	40,260,920	40,197,751

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(723,720)	$(441,151)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,762	1,465
Foreign exchange	61,425	-
Gain on disposal of property, plant and equipment	(45)	-
Changes in assets and liabilities
Accounts receivable	(1,914)	-
Prepayments and deposits	113,521	71,737
Other receivables	(1,340)	(1,003)
Amounts due from shareholders	-	20,000
Accruals	12,828	(41,736)
Net cash used in operating activities	(509,483)	(390,688)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	111	-
Purchase of property, plant and equipment	(144,808)	(708)
Advance to a director	(420,686)	-
Repayment to a director	420,686	-
Net cash used in investing activities	(144,697)	(708)

Cash flows from financing activities
Repayment of advance to a director	(49,733)	-
Advance from a director	117	128,071
Proceed from issue of shares	216,920	-
Net cash provided by financing activities	167,304	128,071

Effect of exchange rates on cash	(33,084)	78

Net decrease in cash and cash equivalents	(519,960)	(263,247)

Cash and cash equivalents at beginning of period	883,812	731,239

Cash and cash equivalents at end of period	$363,852	$467,992

Supplemental of cash flow information
Cash paid during the period for:
Interest	$99,202	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND, 2019 (Unaudited)

(In U.S. dollars)

Three and six months ended June 30, 2020

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2020	40,197,751	$7,790	$2,990,726	$(2,321,583)	$(76,721)	$(2,696)	$597,516
Shares issued	108,460	11	216,909				216,920
Net loss	-	-	-	(500,685)	-	(67,774)	(568,459)
Foreign currency translation adjustment	-	-	-	-	107,364	622	107,986
Balance as of March 31, 2020	40,306,211	$7,801	$3,207,635	$(2,822,268)	$30,643	$(69,848)	$353,963
Net loss	-	-	-	(136,164)	-	(19,097)	(155,261)
Foreign currency translation adjustment	-	-	-	-	(77,695)	(3,633)	(81,328)
Balance as of June 30, 2020	40,306,211	$7,801	$3,207,635	$(2,958,432)	$(47,052)	$(92,578)	$117,374

Three and six months ended June 30, 2019

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883
Net loss	-	-	-	(155,738)	-	(8,529)	(164,267)
Foreign currency translation adjustment	-	-	-	-	(25,233)	-	(25,233)
Balance as of June 30, 2019	40,197,751	$7,790	$2,756,687	$(1,762,298)	$(45,534)	$(21,262)	$935,383

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $161,917), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $971) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $260,734 and $391,274 as of June 30, 2020 and December 31, 2019, respectively.

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

On August 17, 2017, the Company filed a Certificate of Amendment (the “Certificate”) with the Secretary of State for the State of Nevada to amend its articles of incorporation to (i) increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 75,000,000 to 150,000,000 shares and (ii) authorize the issuance of up to 25,000,000 shares of blank check preferred stock, par value $0.0001 per share, effective immediately (the “Amendment”). The Amendment was approved by the Company’s Board of Directors (the “Board”) and by shareholders holding a majority of the Company’s issued and outstanding capital stock effective on June 28, 2017.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $971) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $19) to 2,500 Baht (approximately $81) per device per month.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses and a significant accumulated deficit. At June 30, 2020, the Company had an accumulated deficit of $2,958,432 and a net working capital deficiency of $337,072. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2020 and 2019, and for the three and six month periods ended June 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on April 9, 2020.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and at this point, the extent to which the COVID-19 may adversely impact the operations of the Company is uncertain. The extent of the adverse impact of the COVID-19 on the Company's business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the six months ended June 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertain impact COVID-19 could have on the Company's business.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	June 30, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$130	$377
Prepayments and deposits	260,914	391,463
Other receivables	2,505	2,582
Amount due from a fellow subsidiary	-	849
Property, plant and equipment, net	4,038	5,409

TOTAL ASSETS	$267,587	$400,680

LIABILITIES
Accruals	$11,707	$13,239
Amount due to a director	470,134	487,991
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,481,841	$1,501,230

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Net profit (loss)	$2,093	$(73,295)	$(150,396)	$(155,367)

	For the six months ended June 30,
	2020	2019
Net cash used in operating activities	$(1,138)	$(81,712)
Net cash provided by (used in) investing activities	111	(63)
Net cash provided by financing activities	799	80,346

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

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

	June 30, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$320,991	$687,008
Accounts receivable	1,960	-
Other receivables	13,069	12,160
Prepayments and deposits	106,056	110,084
Amount due from a director	-	124
Deposits paid for acquisition of property, plant and equipment	310,881	322,689
Property, plant and equipment, net	114,027	22,050

TOTAL ASSETS	$866,984	$1,154,115

LIABILITIES
Accruals	$59,892	$35,089
Short-term loan	854,144	865,625
Amounts due to fellow subsidiaries	166,666	167,515

TOTAL LIABILITIES	$1,080,702	$1,068,229

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$1,914	$-	$1,914	$-

Net loss	$63,656	$1,923	$289,570	$1,923

	For the six months ended June 30,
	2020	2019
Net cash used in operating activities	$(239,261)	$(1,702)
Net cash used in investing activities	(93,808)	(644)
Net cash provided by financing activities	117	2,853

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated depreciation and accumulated impairment. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Estimated useful lives (years)
Office and computer equipment	5
Software	5
Leasehold improvements	Remaining period of the leases

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the lower of the carrying value or fair value less cost to sell the relevant assets and is recognized in general and administrative expenses in the consolidated statements of comprehensive loss.

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2020 and December 31, 2019.

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

Provision of services

Revenue from services is measured based on the usage of the Company’s WiFi network devices and facilities and is recognized when the services are rendered. In accordance with the Company’s service plan terms, service payments are generally due on a monthly basis.

The Company has not occurred any costs to obtain contracts, and does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Below is the summary presenting the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	For Three Months Ended June 30,		For Six Months Ended June 30,
Revenue by recognition over time vs point in time	2020	2019	2020	2019
Revenue by recognition over time	$1,914	$-	$1,914	$-
Revenue by recognition at a point in time	-	-	-	-
	$1,914	$-	$1,914	$-

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2020	THB30.8800 to $1
December 31, 2019	THB29.7500 to $1

Income statement and cash flows items
For the six months ended June 30, 2020	THB31.6150 to $1
For the six months ended June 30, 2019	THB31.6103 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork commencing from March 31, 2017 and ending on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred.

Research and development expense were $56,150 and $58,519 for the three months ended June 30, 2020 and 2019, respectively; and $113,521 and $116,983 for the six months ended June 30, 2020 and 2019, respectively.

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

	For the three months ended June 30,			For the six months ended June 30,
	2020	2019		2020	2019
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(136,164)	$(155,738)		$(636,849)	$(424,670)

Weighted average number of common shares outstanding – basic and diluted	40,306,211	40,197,751		40,260,920	40,197,751

Basic and diluted loss per share	$(0.01)	$-	*	$(0.02)	$(0.01)

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three and six months ended June 30, 2020 and 2019 and the weighted average number of ordinary shares outstanding.

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

New Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. The Company applied the new standard beginning January 1, 2020.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	June 30, 2020	December 31, 2019
Due from shareholders	$1,250	$1,250
Due to directors
Mr. Ratanaphon Wongnapachant	$95,853	$163,319
Mr. Wai Hok Fung	44,872	44,872
	$140,725	$208,191

The balances with shareholders and directors detailed above as of June 30, 2020 and December 31, 2019 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2020	December 31, 2019
Office and computer equipment	$126,269	$32,958
Leasehold improvements	51,000	-
Software	2,871	1,566
Less: Accumulated depreciation	(36,575)	(7,065)
	$143,565	$27,459

Depreciation expenses charged to the statements of comprehensive loss for the three months ended June 30, 2020 and 2019 were $28,106 and $670, respectively; for the six months ended June 30, 2020 and 2019 were $29,762 and $1,465, respectively.

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

NOTE 6 –SHORT-TERM LOAN

As of June 30, 2020 and December 31, 2019, short-term loan represents a loan of $854,144 and $865,625 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable by November 2020. Interest of $55,857 and $25,613 was accrued (included in accruals) as of June 30, 2020 and December 31, 2019, respectively.

NOTE 7 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Tax jurisdictions from:
- Local	$(18,542)	$(13,870)	$(138,053)	$(130,534)
- Foreign, representing:
BVI	(75,155)	(48,671)	(145,700)	(100,311)
HK	-	(26,509)	-	(53,017)
Thailand	(61,564)	(75,217)	(439,967)	(157,289)

Loss before income taxes	$(155,261)	$(164,267)	$(723,720)	$(441,151)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2020 and 2019.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($161,917) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($971,503) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

Net profit
Nil – THB300,000 ($9,715)	0%
THB300,000 – THB3,000,000 ($97,150)	15%
Over THB3,000,000 ($97,150)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Loss before income taxes	$(155,261)	$(164,267)	$(723,720)	$(441,151)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(32,605)	(34,496)	(151,981)	(92,642)
Reconciling items:
Non-deductible expenses	(1,630)	10,352	28,083	21,478
Tax effect of tax exempt entity	15,782	10,221	30,597	21,065
Rate differential in different tax jurisdictions	616	1,945	4,400	3,959
Valuation allowance on deferred tax assets	17,837	11,978	88,901	46,140

Total tax expenses	$-	$-	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2020 and December 31, 2019 are presented below

	June 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$184,466	$155,475
- Thailand	211,881	156,264
	396,347	311,739
Less: Valuation allowance	(396,347)	(311,739)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $878,411 and $740,358 as of June 30, 2020 and December 31, 2019, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of June 30, 2020, and December 31, 2019, the entities in Thailand had net operating loss carry forwards of $1,059,407 and $781,318, respectively, which will expire in various years through 2024.

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

	Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
For the three months ended June 30,	industries and	accessories and	unallocated
2020	markets	services	(note)	Consolidated
Revenues	$-	$1,914	$-	$1,914
Cost of Revenue	-	(534)	-	(534)
Gross profit	-	1,380	-	1,380
General and administrative expenses	(131,988)	(64,234)	(18,542)	(214,764)
Loss from operations	(131,988)	(62,854)	(18,542)	(213,384)
Finance expenses	-	(63,340)	-	(63,340)
Other income	58,925	62,538	-	121,463
Loss before income tax	(73,063)	(63,656)	(18,542)	(155,261)
Income tax expense	-	-	-	-
Net loss	(73,063)	(63,656)	(18,542)	(155,261)

	Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
For the six months ended June 30,	industries and	accessories and	unallocated
2020	markets	services	(note)	Consolidated
Revenues	$-	$1,914	$-	$1,914
Cost of Revenue	-	(534)	-	(534)
Gross profit	-	1,380	-	1,380
General and administrative expenses	(260,708)	(123,113)	(138,053)	(521,874)
Loss from operations	(260,708)	(121,733)	(138,053)	(520,494)
Finance expenses	-	(128,253)	-	(128,253)
Other expense	(35,389)	(39,584)	-	(74,973)
Loss before income tax	(296,097)	(289,570)	(138,053)	(723,720)
Income tax expense	-	-	-	-
Net loss	(296,097)	(289,570)	(138,053)	(723,720)
Total assets
As of June 30, 2020	$336,648	$866,983	$421	$1,204,052
As of December 31, 2019	$597,087	$1,153,991	$421	$1,751,499

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $32,418 and $33,335 for the three months ended June 30, 2020 and 2019, respectively; and was $65,427 and $66,880 for the six months ended June 30, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a lease for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,117) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019 and OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,619) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,267) per month.

For the three and six months ended June 30, 2020, the Company paid rental amounts of $11,265 and $22,774, respectively, to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of June 30, 2020, all the outstanding leases are short-term leases. The total minimum future lease payments are $31,840 payable in the twelve months ending June 30, 2021.

Capital Commitments

As of June 30, 2020, the Company had the following contracted capital commitments:

June 30, 2020
For purchases of equipment, payable in the twelve months ending June 30, 2021	$1,065,610

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company, to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment agreement, with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769). During the three and six months ended June 30, 2020, salaries paid to Mr. Wai totaled $16,731 and $40,385.

NOTE 10 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIEs has no further obligation for the payment of retirement benefits to its employees. For the three months ended June 30, 2020 and 2019, the VIEs contributed a total of $366 and $200, respectively; for the six months ended June 30, 2020 and 2019, the VIE contributed a total of $803 and $399, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended June 30, 2020 and 2019 were $577 and $246, respectively; Amounts contributed during the six months ended June 30, 2020 and 2019 were $1,154 and $1,536, respectively.

NOTE 11 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of June 30, 2020, and December 31, 2019, the Company owed Enigma BVI $1,000,000 for such R&D services.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $161,917), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $971) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $260,734 and $391,274 as of June 30, 2020 and December 31, 2019, respectively.

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

On August 17, 2017, the Company filed a Certificate of Amendment (the “Certificate”) with the Secretary of State for the State of Nevada to amend its articles of incorporation to (i) increase the Company’s authorized shares of common stock, par value $0.0001 per share, from 75,000,000 to 150,000,000 shares and (ii) authorize the issuance of up to 25,000,000 shares of blank check preferred stock, par value $0.0001 per share, effective immediately (the “Amendment”). The Amendment was approved by the Company’s Board of Directors (the “Board”) and by shareholders holding a majority of the Company’s issued and outstanding capital stock effective on June 28, 2017.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $971) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Bath (approximately $19) to 2,500 Baht (approximately $81) per device per month.

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

Results of Operations

Comparison of Three Months ended June 30, 2020 and 2019:

The following table sets forth key components of our results of operations for the three months ended June 30, 2020 and 2019:

	For the three months ended June 30,
	2020	2019
Revenue	$1,914	$-
Cost of revenue	(534)	-
General and administrative expenses	(214,764)	(195,160)
Finance cost	(63,340)	-
Other income	121,463	30,893
Loss before income tax	(155,261)	(164,267)
Income tax benefit	-	-
Net loss	$(155,261)	$(164,267)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network devices and facilities services,  and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenue for the three months ended June 30, 2020 of $1,914 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. We did not recognize any revenue or associated cost of revenues for the three months ended June 30, 2019.

General and administrative expenses. Our general and administrative expenses for the three months ended June 2020 were $214,764, including costs associated with our personnel of $64,842, R&D expenses of $56,150, audit fee and professional fees of $18,542 and office rentals of $32,418.

Our general and administrative expenses for the three months ended June 2019 were $195,160, including costs associated with our personnel of $24,401, R&D expenses of $58,519, audit fee and professional fees of $25,112, travelling expenses of $42,912 and office rentals of $33,335.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $63,340 for the three months ended June 30, 2020.

Other income. Our other income for the three months ended June 30, 2020 and 2019 was $121,463 and $30,893, respectively, which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities.

Net loss. As a result of the above, we recorded a net loss of $155,261 and $164,267 for the three months ended June 30, 2020 and 2019, respectively.

Comparison of Six Months ended June 30, 2020 and 2019:

The following table sets forth key components of our results of operations for the six months ended June 30, 2020 and 2019:

	For the six months ended June 30,
	2020	2019
Revenue	$1,914	$-
Cost of revenue	(534)	-
General and administrative expenses	(521,874)	(491,333)
Finance cost	(128,253)	-
Other (expense) income	(74,973)	50,182
Loss before income tax	(723,720)	(441,151)
Income tax benefit	-	-
Net loss	$(723,720)	$(441,151)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network devices and facilities services,  and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenue for the six months ended June 30, 2020 of $1,914 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. We did not recognize any revenue or associated cost of revenues for the six months ended June 30, 2019.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2020 was $521,874, including costs associated with our personnel of $123,622, R&D expenses of $113,521, audit fee and professional fees of $138,053 and office rentals of $65,427.

Our general and administrative expenses for the six months ended June 30, 2019 was $491,333, including costs associated with our personnel of $62,587, R&D expenses of $116,983, audit fee and professional fees of $149,542, travelling expenses of $75,367 and office rentals of $66,880.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $128,253 for the six months ended June 30, 2020.

Other (expense) income. Our other expense for the six months ended June 30, 2020 was $74,973, and other income for the six months ended June 30, 2019 was $50,182, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of June 30, 2020 and December 31, 2019, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees.

Net loss. As a result of the above, we recorded a net loss of $723,720 and $441,151 for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$363,852	$883,812
Total current assets	749,606	1,401,351
Total assets	1,204,052	1,751,499
Total liabilities	1,086,678	1,153,983
Accumulated deficit	(2,958,432)	(2,321,583)
Total IWEB, Inc. stockholders' equity	209,952	600,212

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. At June 30, 2020, we had an accumulated deficit of $2,958,432. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the six months ended June 30, 2020 and 2019:

	For the six months ended June,
	2020	2019
Net cash used in operating activities	$(509,483)	$(390,688)
Net cash used in investing activities	(144,697)	(708)
Net cash provided by financing activities	167,304	128,071
Effect of exchange rate changes on cash and cash equivalents	(33,084)	78
Net decrease in cash and cash equivalents	$(519,960)	$(263,247)

Operating Activities

Net cash used in operating activities was $509,483 for the six months ended June 30, 2020, which was mainly due to our net loss of $723,720, partially offset by a decrease of $113,521 in prepayments and deposits.

Net cash used in operating activities was $390,688 for the six months ended June 30, 2019, which was mainly due to our net loss of $441,151, partially offset by cash inflow of $71,737 resulting from a decrease in prepayments and deposits.

Investing Activities

Net cash used in investing activities was $144,697 for the six months ended June 30, 2020. We used $144,808 and $708 on purchases of property, plant and equipment, and received $111 and $nil from disposal of property, plant and equipment for the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2020 and 2019 were $167,304 and $128,071, respectively. For the six months ended June 30, 2020, we received $216,920 from issuance of our common stock and repaid $49,733 to our director. For the six months ended June 30, 2019, we received advances of $128,071 from our director.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$140,725	$140,725	$-	$-	$-
Short-term loan, including accrued interest	910,000	910,000	-	-	-
Future interest payment on short-term loan	100,391	100,391
Capital commitments for purchase of equipment	1,065,610	1,065,610
Lease	31,840	31,840	-	-	-
TOTAL	$2,248,566	$2,248,566	$-	$-	$-

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

VIE Consolidation

Digiwork (Thailand) Co., Ltd. is owned by Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (a KOSDAQ-listed corporation). For the consolidated VIE, management made evaluations of the relationships between Enigma BVI and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, Enigma BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of its consolidated VIE.

OBON Thailand is owned by Ms. Chanikarn Lertchawalitanon, Mr. Wanee Watcharakangka, and Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, OBON BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE.

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

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of June 30, 2020, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2020, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2020.

2.	We plan, as funding permits, to appoint additional personnel with U.S. GAAP and SEC reporting experience to assist with the preparation of our financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: August 12, 2020

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director

