Form 10-Q
period 2020-09-30
IWEB, Inc.
filed 2020-11-12
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,306,211

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019 (Unaudited)

(In U.S. dollars)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$36,009	$883,812
Accounts receivable	3,594	-
Prepayments and deposits	404,580	501,547
Other receivables	15,495	14,742
Amounts due from shareholders	1,250	1,250
Total current assets	460,928	1,401,351

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	304,086	322,689
Property, plant and equipment, net	123,496	27,459
Total non-current assets	427,582	350,148

TOTAL ASSETS	$888,510	$1,751,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$39,577	$80,167
Short-term loan	855,914	865,625
Amounts due to directors	163,785	208,191
Total current liabilities	1,059,276	1,153,983

TOTAL LIABILITIES	1,059,276	1,153,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2019: 40,197,751) shares issued and outstanding as of September 30, 2020	7,801	7,790
Additional paid-in capital	3,207,635	2,990,726
Accumulated deficit	(3,231,637)	(2,321,583)
Accumulated other comprehensive loss	(16,029)	(76,721)
Total IWEB, Inc. stockholders' (deficit) equity	(32,230)	600,212
Non-controlling interests	(138,536)	(2,696)
Total (deficit) equity	(170,766)	597,516
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$888,510	$1,751,499

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Revenue	$1,575	$-	$3,489	$-

Cost of revenue	(542)	-	(1,076)	-

Gross profit	1,033	-	2,413	-

General and administrative expenses	(209,709)	(139,192)	(731,583)	(630,525)

Loss from operations	(208,676)	(139,192)	(729,170)	(630,525)

Finance cost	(64,493)	-	(192,746)	-

Other (expenses) income	(47,695)	3,288	(122,668)	53,470

Loss before income tax	(320,864)	(135,904)	(1,044,584)	(577,055)

Income tax	-	-	-	-

Net loss	$(320,864)	$(135,904)	$(1,044,584)	$(577,055)

Net loss attributable to non-controlling interests	47,659	12,853	134,530	29,334

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(273,205)	$(123,051)	$(910,054)	$(547,721)

Net loss	$(320,864)	$(135,904)	$(1,044,584)	$(577,055)
Other comprehensive income (loss)
Foreign currency translation adjustment	32,724	4,663	59,382	(31,887)

Total comprehensive loss	(288,140)	(131,241)	(985,202)	(608,942)
Total comprehensive loss attributable to non-controlling interests	45,958	10,694	135,840	27,175
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(242,182)	$(120,547)	$(849,362)	$(581,767)

Loss per share - Basic and diluted	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	40,306,211	40,197,751	40,276,127	40,197,751

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Unaudited)

(In U.S. dollars)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(1,044,584)	$(577,055)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	61,601	2,216
Foreign exchange	107,591	(58,734)
(Gain) loss on disposal of property, plant and equipment	(45)	2,496
Changes in assets and liabilities
Accounts receivable	(3,599)	-
Prepayments and deposits	68,142	40,121
Other receivables	(1,606)	366
Amounts due from shareholders	-	20,000
Accruals	(37,815)	(52,810)
Net cash used in operating activities	(850,315)	(623,400)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	111	-
Purchase of property, plant and equipment	(159,414)	(1,272)
Advance to a director	(754,867)	-
Repayment from a director	754,867	-
Net cash used in investing activities	(159,303)	(1,272)

Cash flows from financing activities
Repayment of advance from a director	(49,730)	-
Advance from directors	33,450	138,441
Proceed from issue of shares	216,920	-
Capital contribution from a shareholder of VIE	-	328,742
Net cash provided by financing activities	200,640	467,183

Effect of exchange rates on cash	(38,825)	7,579

Net decrease in cash and cash equivalents	(847,803)	(149,910)

Cash and cash equivalents at beginning of period	883,812	731,239

Cash and cash equivalents at end of period	$36,009	$581,329

Supplemental of cash flow information
Cash paid during the period for:
Interest	$196,883	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND, 2019 (Unaudited)

(In U.S. dollars)

Three and nine months ended September 30, 2020

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity (Deficit)
Balance as of January 1, 2020	40,197,751	$7,790	$2,990,726	$(2,321,583)	$(76,721)	$(2,696)	$597,516
Shares issued	108,460	11	216,909	-	-	-	216,920
Net loss	-	-	-	(500,685)	-	(67,774)	(568,459)
Foreign currency translation adjustment	-	-	-	-	107,364	622	107,986
Balance as of March 31, 2020	40,306,211	$7,801	$3,207,635	$(2,822,268)	$30,643	$(69,848)	$353,963
Net loss	-	-	-	(136,164)	-	(19,097)	(155,261)
Foreign currency translation adjustment	-	-	-	-	(77,695)	(3,633)	(81,328)
Balance as of June 30, 2020	40,306,211	$7,801	$3,207,635	$(2,958,432)	$(47,052)	$(92,578)	$117,374
Net loss	-	-	-	(273,205)	-	(47,659)	(320,864)
Foreign currency translation adjustment	-	-	-	-	31,023	1,701	32,724
Balance as of September 30, 2020	40,306,211	$7,801	$3,207,635	$(3,231,637)	$(16,029)	$(138,536)	$(170,766)

Three and nine months ended September 30, 2019

	Common Stock
	Number of Shares*	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Net loss	-	-	-	(268,932)	-	(7,952)	(276,884)
Foreign currency translation adjustment	-	-	-	-	(11,317)	-	(11,317)
Balance as of March 31, 2019	40,197,751	$7,790	$2,756,687	$(1,606,560)	$(20,301)	$(12,733)	$1,124,883
Net loss	-	-	-	(155,738)	-	(8,529)	(164,267)
Foreign currency translation adjustment	-	-	-	-	(25,233)	-	(25,233)
Balance as of June 30, 2019	40,197,751	$7,790	$2,756,687	$(1,762,298)	$(45,534)	$(21,262)	$935,383
Capital contribution from a shareholder of VIE	-	-	328,742	-	-	-	328,742
Net loss	-	-	-	(123,051)	-	(12,853)	(135,904)
Foreign currency translation adjustment	-	-	-	-	2,504	2,159	4,663
Balance as of September 30, 2019	40,197,751	$7,790	$3,085,429	$(1,885,349)	$(43,030)	$(31,956)	$1,132,884

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $158,378), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $950) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $198,194 and $391,274 as of September 30, 2020 and December 31, 2019, respectively.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $950) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Baht (approximately $19) to 2,500 Baht (approximately $79) per device per month.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home since March 23, 2020 until May 7, 2020. Since May 8, 2020, our office in Thailand has been reopened and in normal operation. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Thailand and global growth forecast is extremely uncertain, which would seriously affect investment in infrastructures including building wifi network and related installation business.

While future economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses and a significant accumulated deficit. At September 30, 2020, the Company had an accumulated deficit of $3,231,637 and a net working capital deficiency of $598,348. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The condensed consolidated financial information as of September 30, 2020 and 2019, and for the three and nine month periods ended September 30, 2020 and 2019 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, previously filed with the SEC on April 9, 2020.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Beginning in 2020, a strain of novel coronavirus (“COVID-19”) has spread globally and at this point, it has and may continue to adversely impact the operations of the Company. The extent of the adverse impact of the COVID-19 on the Company's future business and operations will depend on several factors, such as the duration, severity, and geographic spread of the pandemic, development of the testing and treatment and stimulus measures of the government. The Company is monitoring and assessing the evolving situation closely and evaluating its potential exposure. The operating results for the nine months ended September 30, 2020 may not be indicative of the future operating results for the fiscal year ending December 31, 2020 or other future periods, particularly in light of the uncertainty and the impact of COVID-19 could have on the Company's business.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	September 30, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$115	$377
Prepayments and deposits	198,371	391,463
Other receivables	2,458	2,582
Amount due from a fellow subsidiary	-	849
Property, plant and equipment, net	3,404	5,409

TOTAL ASSETS	$204,348	$400,680

LIABILITIES
Accruals	$11,451	$13,239
Amount due to a director	459,860	487,991
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,471,311	$1,501,230

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$-	$-	$-	$-

Net loss	$(79,765)	$(79,346)	$(230,161)	$(234,713)

	For the nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(1,155)	$(94,720)
Net cash provided by (used in) investing activities	111	(64)
Net cash provided by financing activities	803	93,569

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

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

	September 30, 2020	December 31, 2019
ASSETS
Cash at bank and on hand	$34,441	$687,008
Accounts receivable	3,594	-
Other receivables	13,038	12,160
Prepayments and deposits	206,208	110,084
Amount due from a director	-	124
Deposits paid for acquisition of property, plant and equipment	304,086	322,689
Property, plant and equipment, net	120,091	22,050

TOTAL ASSETS	$681,458	$1,154,115

LIABILITIES
Accruals	$25,790	$35,089
Short-term loan	855,914	865,625
Amounts due to fellow subsidiaries	166,666	167,515

TOTAL LIABILITIES	$1,048,370	$1,068,229

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$1,575	$-	$3,489	$-

Net loss	$(158,862)	$(16,920)	$(448,432)	$(18,843)

	For the nine months ended September 30,
	2020	2019
Net cash used in operating activities	$(550,466)	$(5,635)
Net cash used in investing activities	(108,414)	(1,208)
Net cash provided by financing activities	117	328,742

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of September 30, 2020 and December 31, 2019.

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

Below is the summary presenting the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Revenue by recognition over time vs point in time	2020	2019	2020	2019
Revenue by recognition over time	$1,575	$-	$3,489	$-
Revenue by recognition at a point in time	-	-	-	-
	$1,575	$-	$3,489	$-

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
September 30, 2020	THB31.5700 to $1
December 31, 2019	THB29.7500 to $1

Income statement and cash flows items
For the nine months ended September 30, 2020	THB31.5287 to $1
For the nine months ended September 30, 2019	THB31.3005 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork commencing from March 31, 2017 and ending on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred.

Research and development expense were $57,226 and $60,228 for the three months ended September 30, 2020 and 2019, respectively; and $170,747 and $177,211 for the nine months ended September 30, 2020 and 2019, respectively.

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

Net loss per share of common stock

The Company has adopted ASC Topic 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

	For the three months ended September 30,			For the nine months ended September 30,
	2020	2019		2020	2019
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(273,205)	$(123,051)		$(910,054)	$(547,721)

Weighted average number of common shares outstanding – basic and diluted	40,306,211	40,197,751		40,276,127	40,197,751

Basic and diluted loss per share	$(0.01)	$-	*	$(0.02)	$(0.01)

* Less than $0.01 per share

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three and nine months ended September 30, 2020 and 2019 and the weighted average number of ordinary shares outstanding.

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

NOTE 3 - BALANCES WITH RELATED PARTIES

	September 30, 2020	December 31, 2019
Due from shareholders	$1,250	$1,250
Due to directors
Mr. Ratanaphon Wongnapachant	$85,580	$163,319
Mr. Wai Hok Fung	78,205	44,872
	$163,785	$208,191

The balances with shareholders and directors detailed above as of September 30, 2020 and December 31, 2019 are unsecured, non-interest bearing and repayable on demand.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30, 2020	December 31, 2019
Office and computer equipment	$137,839	$32,958
Leasehold improvements	51,000	-
Software	2,808	1,566
Less: Accumulated depreciation	(68,151)	(7,065)
	$123,496	$27,459

Depreciation expenses charged to the statements of comprehensive loss for the three months ended September 30, 2020 and 2019 were $31,839 and $751, respectively; for the nine months ended September 30, 2020 and 2019 were $61,601 and $2,216, respectively.

NOTE 5 - COMMON STOCK

On March 13, 2020, the Company entered into a series of Securities Purchase Agreements with certain investors, pursuant to which the Company sold to the such investors in private placements for an aggregate of 108,460 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.00 per share for an aggregate offering price of $216,920 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

NOTE 6 –SHORT-TERM LOAN

As of September 30, 2020 and December 31, 2019, short-term loan represents a loan of $855,914 and $865,625 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable by November 2020. Interest of $21,632 and $25,613 was accrued (included in accruals) as of September 30, 2020 and December 31, 2019, respectively.

NOTE 7 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Tax jurisdictions from:
- Local	$(10,231)	$(9,991)	$(148,284)	$(140,526)
- Foreign, representing:
BVI	(72,007)	(3,727)	(217,707)	(104,037)
HK	-	(25,919)	-	(78,936)
Thailand	(238,626)	(96,267)	(678,593)	(253,556)

Loss before income taxes	$(320,864)	$(135,904)	$(1,044,584)	$(577,055)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and nine months ended September 30, 2020 and 2019.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($158,378) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($950,269) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

Net profit
Nil – THB300,000 ($9,503)	0%
THB300,000 – THB3,000,000 ($95,027)	15%
Over THB3,000,000 ($95,027)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Loss before income taxes	$(320,864)	$(135,904)	$(1,044,584)	$(577,055)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(67,382)	(28,540)	(219,363)	(121,182)
Reconciling items:
Non-deductible expenses	14,656	13,281	42,739	34,759
Tax effect of tax exempt entity	15,121	783	45,718	21,848
Rate differential in different tax jurisdictions	2,386	2,129	6,786	6,088
Valuation allowance on deferred tax assets	35,219	12,347	124,120	58,487
Total tax	$-	$-	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2020 and December 31, 2019 are presented below

	September 30, 2020	December 31, 2019
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$186,615	$155,475
- Thailand	240,114	156,264
	426,729	311,739
Less: Valuation allowance	(426,729)	(311,739)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $888,642 and $740,358 as of September 30, 2020 and December 31, 2019, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of September 30, 2020, and December 31, 2019, the entities in Thailand had net operating loss carry forwards of $1,200,571 and $781,318, respectively, which will expire in various years through 2024.

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

	Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
	industries and	accessories and	unallocated
For the three months ended September 30, 2020	markets	services	(note)	Consolidated
Revenues	$-	$1,575	$-	$1,575
Cost of revenue	-	(542)	-	(542)
Gross profit	-	1,033	-	1,033
General and administrative expenses	(129,791)	(69,687)	(10,231)	(209,709)
Loss from operations	(129,791)	(68,654)	(10,231)	(208,676)
Finance cost	-	(64,493)	-	(64,493)
Other expense	(21,981)	(25,714)	-	(47,695)
Loss before income tax	(151,772)	(158,861)	(10,231)	(320,864)
Income tax	-	-	-	-
Net loss	(151,772)	(158,861)	(10,231)	(320,864)

Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
For the three months ended September 30,	industries and	accessories and	unallocated
2019	markets	services	(note)	Consolidated
Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	(31,466)	(97,734)	(9,992)	(139,192)
Loss from operations	(31,466)	(97,734)	(9,992)	(139,192)
Finance cost	-	-	-	-
Other income (expense)	3,333	(45)	-	3,288
Loss before income tax	(28,133)	(97,779)	(9,992)	(135,904)
Income tax	-	-	-	-
Net loss	(28,133)	(97,779)	(9,992)	(135,904)

	Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
For the nine months ended September 30,	industries and	accessories and	unallocated
2020	markets	services	(note)	Consolidated
Revenues	$-	$3,489	$-	$3,489
Cost of revenue	-	(1,076)	-	(1,076)
Gross profit	-	2,413	-	2,413
General and administrative expenses	(390,499)	(192,800)	(148,284)	(731,583)
Loss from operations	(390,499)	(190,387)	(148,284)	(729,170)
Finance cost	-	(192,746)	-	(192,746)
Other expenses	(57,370)	(65,298)	-	(122,668)
Loss before income tax	(447,869)	(448,431)	(148,284)	(1,044,584)
Income tax	-	-	-	-
Net loss	(447,869)	(448,431)	(148,284)	(1,044,584)
Total assets
As of September 30, 2020	$206,630	$681,459	$421	$888,510
As of December 31, 2019	$597,087	$1,153,991	$421	$1,751,499

	Technology
	development and	Lease, install
	services provider	and provision of
	specializing in	network systems,
	coding services in	WiFi devices and
	various	related	Corporate
For the nine months ended September 30,	industries and	accessories and	unallocated
2019	markets	services	(note)	Consolidated
Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	(392,265)	(97,734)	(140,526)	(630,525)
Loss from operations	(392,265)	(97,734)	(140,526)	(630,525)
Finance cost	-	-	-	-
Other income (expense)	53,515	(45)	-	53,470
Loss before income tax	(338,750)	(97,779)	(140,526)	(577,055)
Income tax	-	-	-	-
Net loss	(338,750)	(97,779)	(140,526)	(577,055)
Total assets
As of September 30, 2019	$864,885	$488,410	$1,501	$1,354,796
As of December 31, 2018	$1,525,755	$-	$421	$1,526,176

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company as lessee

The Company’s rental expense was $32,635 and $38,165 for the three months ended September 30, 2020 and 2019, respectively; and was $98,062 and $105,045 for the nine months ended September 30, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a lease for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month. On October 1, 2020, the lease was renewed for the period of one year, at HKD55,000 (approximately $7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,027) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019 and OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,584) per month. On August 1, 2020, the rental agreement was renewed for a period of twelve months at THB50,000 ($1,584) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,217) per month.

For the three and nine months ended September 30, 2020, the Company paid rental amounts of $11,480 and $34,254, respectively, to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of September 30, 2020, all the outstanding leases are short-term leases. The total minimum future lease payments are $18,055 payable in the twelve months ending September 30, 2021.

Capital Commitments

As of September 30, 2020, the Company had the following contracted capital commitments:

September 30, 2020
For purchases of equipment, payable in the twelve months ending September 30, 2021	$1,042,320

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company, to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment agreement, with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769). During the three and nine months ended September 30, 2020, salaries paid to Mr. Wai totaled $17,308 and $57,693.

NOTE 10 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIEs has no further obligation for the payment of retirement benefits to its employees. For the three months ended September 30, 2020 and 2019, the VIEs contributed a total of $345 and $163, respectively; for the nine months ended September 30, 2020 and 2019, the VIE contributed a total of $1,148 and $562, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended September 30, 2020 and 2019 were $577 and $164, respectively; Amounts contributed during the nine months ended September 30, 2020 and 2019 were $1,731 and $1,700, respectively.

NOTE 11 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At September 30, 2020 and December 31, 2019, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of September 30, 2020, and December 31, 2019, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D services fee paid by Enigma BVI.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $158,378), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $950) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. Prepaid R&D payments to Digiwork Korea were $260,734 and $391,274 as of September 30, 2020 and December 31, 2019, respectively.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $950) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Baht (approximately $19) to 2,500 Baht (approximately $79) per device per month.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home since March 23, 2020 until May 7, 2020. Since May 8, 2020, our office in Thailand has been reopened and in normal operation The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

The global economy has also been materially negatively affected by the COVID-19 and there is continued severe uncertainty about the duration and intensity of its impacts. The Thailand and global growth forecast is extremely uncertain, which would seriously affect investment in infrastructures including building wifi network and related installation business.

While future economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

Consequently, our results of operations haves been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Results of Operations

Comparison of Three Months ended September 30, 2020 and 2019:

The following table sets forth key components of our results of operations for the three months ended September 30, 2020 and 2019:

	For the three months ended September 30,
	2020	2019
Revenue	$1,575	$-
Cost of revenue	(542)	-
General and administrative expenses	(209,709)	(139,192)
Finance cost	(64,493)	-
Other (expenses) income	(47,695)	3,288
Loss before income tax	(320,864)	(135,904)
Income tax benefit	-	-
Net loss	$(320,864)	$(135,904)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network devices and facilities services, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenue for the three months ended September 30, 2020 of $1,575 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. We did not recognize any revenue or associated cost of revenues for the three months ended September 30, 2019.

General and administrative expenses. Our general and administrative expenses for the three months ended September 30, 2020 were $209,709, including costs associated with our personnel of $57,970, R&D expenses of $57,226, audit fee and professional fees of $10,231 and office rentals of $32,635.

Our general and administrative expenses for the three months ended September 30, 2019 were $139,192, including costs associated with our personnel of $11,184, R&D expenses of $60,228, audit fee and professional fees of $11,391, travelling expenses of $2,690 and office rentals of $38,165.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $64,493 for the three months ended September 30, 2020.

Other (expenses) income. Our other expenses for the three months ended September 30, 2020 was 47,695, and other income for the three months ended September 30, 2019 was $3,288,which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities.

Net loss. As a result of the above, we recorded a net loss of $320,864 and $135,904 for the three months ended September 30, 2020 and 2019, respectively.

Comparison of Nine Months ended September 30, 2020 and 2019:

The following table sets forth key components of our results of operations for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September 30,
	2020	2019
Revenue	$3,489	$-
Cost of revenue	(1,076)	-
General and administrative expenses	(731,583)	(630,525)
Finance cost	(192,746)	-
Other (expense) income	(122,668)	53,470
Loss before income tax	(1,044,584)	(577,055)
Income tax	-	-
Net loss	$(1,044,584)	$(577,055)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network devices and facilities services, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenue for the nine months ended September 30, 2020 of $3,489 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. We did not recognize any revenue or associated cost of revenues for the nine months ended September 30, 2019.

General and administrative expenses. Our general and administrative expenses for the nine months ended September 30, 2020 was $731,583, including costs associated with our personnel of $181,592, R&D expenses of $170,747, audit fee and professional fees of $148,284 and office rentals of $98,062.

Our general and administrative expenses for the nine months ended September 30, 2019 was $630,525, including costs associated with our personnel of $73,771, R&D expenses of $177,211, audit fee and professional fees of $160,933, travelling expenses of $78,057 and office rentals of $105,045.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $192,746 for the nine months ended September 30, 2020.

Other (expense) income. Our other expense for the nine months ended September 30, 2020 was $122,668, and other income for the nine months ended September 30, 2019 was $53,470, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of September 30, 2020 and December 31, 2019, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees paid by Enigma BVI.

Net loss. As a result of the above, we recorded a net loss of $1,044,584 and $577,055 for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working Capital

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$36,009	$883,812
Total current assets	460,928	1,401,351
Total assets	888,510	1,751,499
Total liabilities	1,059,276	1,153,983
Accumulated deficit	(3,231,637)	(2,321,583)
Total IWEB, Inc. stockholders' (deficit) equity	(32,230)	600,212

Going Concern

We have a history of recurring net losses and a significant accumulated deficit. At September 30, 2020, we had an accumulated deficit of $3,231,637 and a net working capital deficiency of $598,348. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2019 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2020 and 2019:

	For the nine months ended September,
	2020	2019
Net cash used in operating activities	$(850,315)	$(623,400)
Net cash used in investing activities	(159,303)	(1,272)
Net cash provided by financing activities	200,640	467,183
Effect of exchange rate changes on cash and cash equivalents	(38,825)	7,579
Net decrease in cash and cash equivalents	$(847,803)	$(149,910)

Operating Activities

Net cash used in operating activities was $850,315 for the nine months ended September 30, 2020, which was mainly due to our net loss of $1,044,584, partially offset by a decrease of $68,142 in prepayments and deposits.

Net cash used in operating activities was $623,400 for the nine months ended September 30, 2019, which was mainly due to our net loss of $577,055, partially offset by cash inflow of $40,121 resulting from a decrease in prepayments and deposits.

Investing Activities

Net cash used in investing activities was $159,303 and $1,272 for the nine months ended September 30, 2020 and 2019, respectively. We used $159,414 and $1,272 on purchases of property, plant and equipment, and received $111 and $nil from disposal of property, plant and equipment for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing for the nine months ended September 30, 2020 and 2019 were $200,640 and $467,183, respectively. For the nine months ended September 30, 2020, we received $216,920 from issuance of our common stock, received advances of $33,450 from our director and repaid $49,730 to our director. For the nine months ended September 30, 2019, we received advances of $138,441 from our directors, and $328,742 from VIE contributions.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of September 30, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$163,785	$163,785	$-	$-	$-
Short-term loan, including accrued interest	877,547	877,547	-	-	-
Future interest payment on short-term loan	35,878	35,878	-	-	-
Capital commitments for purchase of equipment	1,042,320	1,042,320	-	-	-
Lease	18,055	18,055	-	-	-
TOTAL	$2,137,585	$2,137,585	$-	$-	$-

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

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct the coding and wifi installation service business in Thailand through Digiwork and OBON Thailand, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements those of the VIEs, of which we are the primary beneficiary.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of September 30, 2020, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of September 30, 2020, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended September 30, 2020. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2021.

2.	We plan, as funding permits, to appoint additional personnel with U.S. GAAP and SEC reporting experience to assist with the preparation of our financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: November 12, 2020

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director