Form 10-K
period 2020-12-31
IWEB, Inc.
filed 2021-04-13
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The Company cannot determine the aggregate market value of common equity held by non-affiliates as of June 30, 2020, because there were no trades of the Company’s common stock on or around such date. As of April 12, 2021 the registrant had outstanding 40,306,211 shares of common stock.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $166,556), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to S-Mark Co. Ltd., a shareholder of Digiwork or to Digiwork Co., Ltd. (“Digiwork Korea”), a wholly owned subsidiary of S-Mark. As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. In first quarter of 2021, Digiwork Korea had repaid $150,000 to the Company. Prepaid R&D payments to Digiwork Korea were $nil and $391,274 as of December 31, 2020 and December 31, 2019, respectively. We are currently seeking other development and acquisition opportunities to grow our business.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Baht (approximately $20) to 2,500 Baht (approximately $83) per device per month.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home from March 23, 2020 to May 7, 2020. Since May 8, 2020, our office in Thailand has been reopened and in normal operation. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

Consequently, our results of operations have been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Pursuant to the JBA as amended, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or to Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company) for research and development services and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea (“R&D Services”). The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar. On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties of JBA entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. The Company’s technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party. The Company is currently seeking other development and acquisition opportunities to grow its business.

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

Human Capital Resources

We understand that our success depends on our ability to attract, train and retain our employees. We strive to attract, recruit, and retain employees through competitive compensation and benefit programs, learning and development opportunities that support career growth and advancement opportunities, and employee engagement initiatives that foster a strong Company culture. We also recognize the importance of keeping our employees safe. In response to the COVID-19 pandemic, we implemented changes that we determined were in the best interest of our employees and have followed local government orders to prevent the spread of COVID-19.

Employees

We currently have 11 full time employees, of which 9 employees are administrative personnel, 2 employees are technical and engineering personnel. Most of our technical and installation services are currently provided by the contracted technicians and engineers from Digiwork Korea or unrelated third parties. All of our employees are located in Thailand.  None of our employees are covered by collective bargaining agreements. We consider our relationships with our employees to be good.

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. In first quarter of 2021, Digiwork Korea had repaid $150,000 to the Company. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expenses were $229,275 and $238,250 for years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2019, we recorded a loss of $161,072 as a result of the amendment of this research and development services under the joint business agreement.

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

Digiwork was formed on November 24, 2016 and OBON Thailand was formed on June 26, 2018. As of December 31, 2020 and 2019, revenue of $5,095 and $nil was generated from the operation and the company is still in developing stage. In 2020, revenue is principally derived by OBON Thailand for provision of WiFi network devices and facilities services. Digiwork has not derived revenue since 2018, and has incurred net losses from inception. Although we anticipate that we will be a profitable company, in order to achieve sustained profitability we will need to generate more revenue from coding technologies and wifi installation services, which we cannot ensure will happen. Achieving sustained profitability will depend upon a variety of factors, including the extent to which we may be required to increase the size of our workforce in order to execute our business strategy and capitalize on new opportunities, which might increase the expenses significantly. In addition, we will evaluate our strategy and market opportunities on an ongoing basis and will adjust our approach to market conditions from time to time. Finally, various adverse developments, including the loss of contracts or cost overruns on our existing contracts, could have a negative effect on our revenue or our margins. Accordingly, increases in our expenses may not be offset by revenue generated and as a result we may not be able to achieve or sustain profitability.

The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt about our ability to continue as a going concern. As discussed in Note 1 to the consolidated financial statements included with this report, we have a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. These conditions raise substantial doubt about our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

After December 31, 2020, Digiwork Korea no longer provides R & D Services to Digiwork and our future revenue stream depends to a large degree on our ability to utilize our technology in a way that will allow us to offer new types of products in relation to installation and solutions of network systems, WiFi devices and related accessories. We will be required to make investments in research and development in order to continually develop new products, and related service offerings, enhance our existing products, applications and related service offerings and achieve market acceptance of our solutions and service offerings. We may incur problems in the future in innovating and introducing new products, applications, solutions and service offerings. Our development-stage products and services may not be successfully completed or, if developed, may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new solutions and services, and enhance existing products and services, our future results of operations would be adversely affected. The timely availability of new solutions and services and their acceptance by customers are important to our future success. A delay in the development of new solutions and services could have a significant impact on its results of operations.

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

Our services and solutions rely on and work in conjunction with, third-party hardware, software and installation services. If these third-party hardware, software and installation services are not available to us at reasonable costs, or at all, our results of operations could be adversely impacted.

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

Substantially all of our revenues are generated in Thailand. Consequently, our results of operations have been adversely affected, and may continually be adversely affected, to the extent that the COVID-19 or any other epidemic harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control. Potential impacts include, but are not limited to, the following:

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
•

the business operations of our customers have been and could continue to be negatively impacted by the outbreak and resurgence of the COVID-19, which may result in loss of customers or disruption of our business or services, which may in turn materially adversely affect our financial condition and operating results;

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

Because of the uncertainty surrounding the COVID-19, the financial impact related to the further outbreak and resurgence of COVID-19 and response to the coronavirus cannot be reasonably estimated at this time, but our results for the first quarter of and full year 2021 may be adversely affected.

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

Our success depends to a significant extent on the performance and continued service of our management team. The loss of the services of any of these employees could limit our growth or undermine customer relationships.

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

Products and services as complex as those we offer or develop may contain undetected defects or errors. Furthermore, we anticipate providing complex implementation, integration, customization, consulting and other technical services in connection with the implementation and ongoing maintenance of our products and services. Despite testing, defects or errors in our products and services may occur, which could result in delays in the development and implementation of products and systems, inability to meet customer requirements or expectations in a timely manner, loss of revenue or market share, increased implementation and support costs, failure to achieve market acceptance, diversion of development resources, injury to our reputation, increased insurance costs, increased service and warranty costs and warranty or breach of contract claims. Although we attempt to reduce the risk of losses resulting from warranty or breach of contract claims through warranty disclaimers and liability limitation clauses in our sales agreements when we can, these contractual provisions are sometimes not included and may not be enforceable in every instance. If a court refuses to enforce the liability- limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, the expense associated with defending these actions or paying the resultant claims could be significant.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, directors, consultants and corporate partners, and attempt to control access to and distribution of our technologies, solutions, documentation and other proprietary information. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies, solutions or other proprietary information or independently develop similar technologies, solutions or information. The steps that we have taken to prevent misappropriation of our solutions, technologies or other proprietary information may not prevent their misappropriation, particularly outside Thailand where laws or law enforcement practices may not protect our proprietary rights differently as in Thailand.

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our shares may be adversely affected.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. Under current law, we are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls, assuming our filing status remains as a smaller reporting company. A report of our management is included under Item 9A of this Annual Report on Form 10-K. Our management has identified the following material weaknesses in our internal control over financial reporting: we did not have an Audit Committee, we did not maintain appropriate cash controls, we did not implement appropriate information technology controls, and we currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements. A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We plan to take measures to remedy these material weaknesses. Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2022. We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s periodic financial reporting. However, the implementation of these measures may not fully address the material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the trading price of our shares, may be materially and adversely affected.

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

Our audit report included in this annual report has been prepared by auditors who are not inspected by the PCAOB. As such, you are deprived of the benefits of a PCAOB inspection. In addition, various legislative and regulatory developments related to a lack of PCAOB inspection and other developments may have a material adverse impact on our listing and trading in the U.S. and the trading prices of our common stock.

Our independent registered public accounting firm that issues the audit reports included in our annual reports filed with the SEC as an auditor of companies that are traded publicly in the United States and firms registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess its compliance with the laws of the United States and professional standards.

Our auditor is located in Hong Kong, a special administrative region of China, a jurisdiction where the PCAOB is currently unable to conduct full inspections without the approval of the Chinese authorities. As a result, we understand that our auditor is not currently inspected by the PCAOB.

Inspections of other firms that the PCAOB has conducted outside mainland China have identified deficiencies in those firms’ audit procedures and quality control procedures, which can be addressed as part of the inspection process to improve future audit quality. The lack of PCAOB inspections in mainland China and Hong Kong prevents the PCAOB from regularly evaluating our auditors’ audit procedures and quality control procedures as they relate to their work in mainland China and Hong Kong. As a result, we and investors are deprived of the benefits of such regular inspections.

The inability of the PCAOB to conduct full inspections of auditors in mainland China and Hong Kong makes it more difficult to evaluate the effectiveness of our auditors’ audit procedures and quality control procedures as compared to auditors who primarily work in jurisdictions where the PCAOB has full inspection access. In addition, the SEC may initiate proceedings against our independent registered public accounting firm, whether in connection with an audit of our company or other China-based companies, which could result in the imposition of penalties against our independent registered public accounting firm, such as suspension of its ability to practice before the SEC. All of these could cause our investors and potential investors in our common stock to lose confidence in our audit procedures, reported financial information and the quality of our financial statements.

In April 2020, the SEC and the PCAOB issued another joint statement reiterating the greater risks of insufficient disclosures from companies in many emerging markets, compared to those from U.S. domestic companies. In June 2020, the U.S. President at that time issued a memorandum ordering the President’s Working Group on Financial Markets, or the PWG, to submit a report to him within 60 days of the memorandum that includes recommendations for actions that can be taken by the executive branch and by the SEC or the PCAOB on companies listed on U.S. stock exchanges whose audit firms are not subject to PCAOB inspection.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in June 2019, a bipartisan group of U.S. lawmakers introduced bills that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate the audit work performed by a foreign public accounting firm completely. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (“EQUITABLE”) Act prescribes increased disclosure requirements for these issuers and, beginning in 2025, the delisting from U.S. national securities exchanges of issuers included on the SEC’s list for three consecutive years. It is unclear if this proposed legislation will be enacted. In addition, the Holding Foreign Companies Accountable Act (the “HFCA Act”) became law in December 2020. The HFCA Act includes requirements for the SEC to identify issuers whose audit work is performed by auditors that the PCAOB is unable to inspect or investigate completely because of a restriction imposed by a non-U.S. authority in the auditor’s local jurisdiction. The HFCA Act also requires that, to the extent that the PCAOB has been unable to inspect an issuer’s auditor for three consecutive years since 2021, the SEC shall prohibit its securities registered in the United States from being traded on any national securities exchange or over-the-counter markets in the United States. On March 24, 2021, SEC announced it has adopted interim final amendments to implement congressionally mandated submission and disclosure requirements of the Act. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report on Forms 10-K, 20-F, 40-F or N-CSR with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction.

As a result, our securities may be prohibited from trading on U.S. stock exchange if our auditor is not inspected by the PCAOB for three consecutive years as specified in the HFCA Act, and this ultimately could result in our shares of common stock being delisted from OTC Markets. The market price of our shares could be materially adversely affected as a result of anticipated negative impacts of these actions upon, as well as negative investor sentiment towards, companies whose auditors are not inspected fully by the PCAOB, regardless of whether these actions are implemented and regardless of our actual operating performance.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive office and our consolidated entity are located at 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand.  We lease our offices pursuant to lease agreements that will expire on October 31, 2021.

Our subsidiary, Enigma Technology International Corporation, is located in Hong Kong. Enigma Technology leases such office space pursuant to a lease agreement that will expire on September 30, 2021.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Rent expense amounted to $130,957 and $135,887 for the years ended December 31, 2020 and 2019, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Not applicable.

Holders of Record

We have 350 stockholders of record as of March 30, 2021.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $166,556), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

Digiwork was set up pursuant to a joint business agreement among its shareholders on August 4, 2016 and as amended and restated on March 31, 2017 (“JBA”). Pursuant to the JBA, Digiwork is obligated to pay a total of $10,000,000 to S-Mark Co. Ltd., a shareholder of Digiwork or to Digiwork Co., Ltd. (“Digiwork Korea”), a wholly owned subsidiary of S-Mark. As consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing on March 31, 2017. On December 31, 2016, an initial payment of $100,000 was paid to Digiwork Korea.

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. In first quarter of 2021, Digiwork Korea had repaid $150,000 to the Company. Prepaid R&D payments to Digiwork Korea were $nil and $391,274 as of December 31, 2020 and December 31, 2019, respectively. We are currently seeking other development and acquisition opportunities to grow our business.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Baht (approximately $20) to 2,500 Baht (approximately $83) per device per month.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home from March 23, 2020 to May 7, 2020. Since May 8, 2020, our office in Thailand has been reopened and in normal operation. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

Consequently, our results of operations have been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

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

Pursuant to the JBA as amended, Digiwork was originally obligated to pay a total of $10,000,000 to S-Mark Co., Ltd., a shareholder of Digiwork or Digiwork Co., Ltd. (“Digiwork Korea”, a 100% wholly owned subsidiary of S-Mark Co., Ltd., a major shareholder of the Company) for research and development services and exclusive licenses to any new launches, developments, improvements and any other intellectual property rights developed by Digiwork Korea (“R&D Services”). The territories for such licenses are Thailand, Vietnam, Myanmar, Laos, Cambodia, United Arab Emirates and Qatar. On July 10, 2017, parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000. As the consideration for such payments, Digiwork Korea agreed to provide research and development services to Digiwork for a period of five years commencing from March 31, 2017. Towards the end of 2019, management started discussion with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties of JBA entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide R & D Services to Digiwork until December 31, 2020. The Company's technical services are currently provided by contracted technicians from Digiwork Korea or unrelated third party. We are currently seeking other development and acquisition opportunities to grow its business.

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

Results of Operations

The following table sets forth key components of our results of operations for the years ended December 31, 2020 and 2019:

	2020	2019
Revenue	$5,095	$-
Cost of revenue	(1,628)	-
General and administrative expenses	(929,334)	(1,140,901)
Finance cost	(257,079)	(24,547)
Other (expense) income	(12,974)	82,203
Loss before income tax	(1,195,920)	(1,083,245)
Income tax expense	-	-
Net loss	$(1,195,920)	$(1,083,245)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network devices and facilities services, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenues for the year ended December 31, 2020 of $5,095 was derived from a single customer, which individually accounted for 100% of the Company’s revenues. We did not recognize any revenue or associated cost of revenues for the year ended December 31, 2019.

General and administrative expenses. Our general and administrative expenses for the year ended December 31, 2020 was $929,334, $237,793 of which were costs associated with our personnel, $229,275 of which were R&D expenses, $167,411 of which were audit and professional fees and $130,957 of which were rental expenses.

Our general and administrative expenses for the year ended December 31, 2019 was $1,140,901, $113,495 of which were costs associated with our personnel, $238,250 of which were R&D expenses, a loss of $161,072 as a result of the revision of the term of the research and development services under the joint business agreement with Digiwork Korea, $182,408 of which were audit and professional fees and $135,887 of which were rental expenses.

We expect our general and administrative expenses to increase when we expand our operations.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable by November 2020. Finance cost was $257,079 and $24,547 for the years ended December 31, 2020 and 2019, respectively.

Other (expense) income. Our other expense for the year ended December 31, 2020 was $12,974, and other income for the year ended December 31, 2019 was $82,203, which was partially related to exchange rate differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea in connection with the agreement between those entities. As of December 31, 2020 and 2019, our VIE in Thailand owed Enigma BVI $1,000,000 for such R&D service fees paid by Enigma BVI.

Net loss. As a result of the above, we recorded a net loss of $1,195,920 and $1,083,245 for the years ended December 31, 2020 and 2019, respectively.

Segment Information

The Company used to have one reportable segment, being technology development and provision of coding services in various industries and markets. Starting from the last quarter of fiscal 2019, there is one additional segment, consisting of the leasing and installation of network systems, WiFi devices and related accessories.

For the year ended December 31, 2020	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated	Consolidated
Revenues	$-	$5,095	$-	$5,095
Gross profit	-	3,467	-	3,467
General and administrative expenses	(491,944)	(271,096)	(166,294)	(929,334)
Loss before income tax	(492,225)	(537,401)	(166,294)	(1,195,920)

We do not allocate our assets located and expenses incurred outside Hong Kong and Thailand to our reportable segments because these assets and activities are managed at a corporate level.

We primarily operate in Thailand. Substantially all our long-lived assets are located in Thailand.

Liquidity and Capital Resources

Working Capital

	December 31,
	2020	2019
Bank balances	$12,511	$883,812
Bank overdraft	(13,739)	-
Cash and cash equivalents in the statements of cash flows	(1,228)	883,812
Total current assets	347,996	1,401,351
Total assets	776,102	1,751,499
Total liabilities	1,181,480	1,153,983
Accumulated deficit	(3,356,283)	(2,321,583)
Total equity	(405,378)	597,516

Going Concern

We have a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At December 31, 2020, we had an accumulated deficit of $3,356,283. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the years ended December 31, 2020 and 2019:

	2020	2019
Net cash used in operating activities	$(946,466)	$(848,063)
Net cash used in investing activities	(160,070)	(331,214)
Net cash provided by financing activities	255,769	1,303,159
Effect of exchange rate changes on cash and cash equivalents	(34,273)	28,691
Net (decrease) increase in cash and cash equivalents	$(885,040)	$152,573

Operating Activities

Net cash used in operating activities was $946,466 for the year ended December 31, 2020, which was mainly due to our net loss of $1,195,920 and partially offset by a decrease in other receivables of $227,793.

Net cash used in operating activities was $848,063 for the year ended December 31, 2019, which was mainly due to our net loss of $1,083,245 and partially offset by a decrease in prepayments and deposits of $221,965.

Investing Activities

We used cash of $160,182 and $331,214 for deposits paid for acquisition and purchases of property, plant and equipment for the years ended December 31, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2020 and 2019 were $255,769 and $1,303,159, respectively. For the year ended December 31, 2020, we received $216,920 from issuance of our common stock, advances of $88,582 from our directors and offset by repayment to directors of $49,733.

For the year ended December 31, 2019, we received $829,598 from unsecured short-term loan, capital contribution of $334,341 from shareholders of VIE and advances of $139,220 from our director.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of December 31, 2020:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$242,657	$242,657	$-	$-	$-
Short-term loan, including accrued interest	908,056	908,056	-	-	-
Bank overdrafts	13,739	13,739	-	-	-
Capital commitments for purchase of equipment	1,096,138	1,096,138	-	-	-
Lease	98,438	98,438	-	-	-
TOTAL	$2,359,028	$2,359,028	$-	$-	$-

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

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

VIE Consolidation

Digiwork (Thailand) Co., Ltd. is owned by Mr. Ratanaphon Wongnapachant, Ms. Chanikarn Lertchawalitanon and S-Mark Co. Ltd. (a KOSDAQ-listed corporation) as nominee shareholders. For the consolidated VIE, management made evaluations of the relationships between Enigma BVI and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, Enigma BVI controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that Enigma BVI is the primary beneficiary of our VIE- Digiwork (Thailand) Co., Ltd.

OBON Thailand is owned by Ms. Chanikarn Lertchawalitanon, Wanee Watcharakangka, and Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controls the shareholders’ voting interests in the VIE. As a result of such evaluation, management concluded that OBON BVI is the primary beneficiary of its consolidated VIE - OBON Thailand.

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct our business in Thailand through Digiwork Thailand and OBON Thailand, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements those of the VIEs, of which we are the primary beneficiary.

New Accounting Pronouncements

Recent Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for Level 1, Level 2 and Level 3 instruments in the fair value hierarchy. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any eliminated or modified disclosures. We applied the new standard beginning January 1, 2020.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We continue to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  We are currently evaluating the impact that ASU 2020-06 may have on our consolidated financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of IWEB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IWEB, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses, and records an accumulated deficit as of December 31, 2020, and the Company currently has net working capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Basis of Presentation and Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At December 31, 2020, the Company had an accumulated deficit of $3,356,283. The Company has contractual obligations such as commitments for purchases of equipment, payable, interest and short-term loan (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures and, if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented included its ability to reduce capital expenditures and other operating expenditures, its ability to access funding from the capital market and its ability to obtaining loans from existing directors and shareholders. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required and (iii) evaluating the probability that the Company will be able to obtain loans from existing directors and shareholders.

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company's auditor since 2017.

Hong Kong, China

April 13, 2021

IWEB, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,511	$883,812
Prepayments and deposits	163,744	501,547
Other receivables	164,806	14,742
Accounts receivable	5,685	-
Amounts due from shareholders	1,250	1,250
Total current assets	347,996	1,401,351

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	319,787	322,689
Property, plant and equipment, net	108,319	27,459
Total non-current assets	428,106	350,148

TOTAL ASSETS	$776,102	$1,751,499

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$70,766	$80,167
Short-term loan	854,318	865,625
Bank overdrafts	13,739	-
Amounts due to directors	242,657	208,191
Total current liabilities	1,181,480	1,153,983

TOTAL LIABILITIES	1,181,480	1,153,983

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2019: 40,197,751) shares issued and outstanding as of December 31, 2020	7,801	7,790
Additional paid-in capital	3,207,635	2,990,726
Accumulated deficit	(3,356,283)	(2,321,583)
Accumulated other comprehensive loss	(93,472)	(76,721)
Total IWEB, Inc.'s stockholders' equity	(234,319)	600,212
Non-controlling interests	(171,059)	(2,696)
Total equity	(405,378)	597,516
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$776,102	$1,751,499

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019
Revenue	$5,095	$-
Cost of revenue	(1,628)	-
Gross profit	3,467	-
General and administrative expenses	(929,334)	(1,140,901)
Loss from operations	(925,867)	(1,140,901)
Finance expenses	(257,079)	(24,547)
Other (expense) income	(12,974)	82,203
Loss before income tax	(1,195,920)	(1,083,245)
Income tax expense	-	-
Net loss	$(1,195,920)	$(1,083,245)
Net loss attributable to non-controlling interests	161,220	99,290
Net loss attributable to IWEB, Inc.	$(1,034,700)	$(983,955)
Net loss	$(1,195,920)	$(1,083,245)
Other comprehensive loss
Foreign currency translation adjustment	(23,894)	(66,664)
Total comprehensive loss	$(1,219,814)	$(1,149,909)
Total comprehensive loss attributable to non-controlling interests	168,363	98,217
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(1,051,451)	$(1,051,692)
Loss per share - Basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares outstanding - Basic and diluted	40,283,689	40,197,751

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	2020	2019
Cash flows from operating activities
Net loss	$(1,195,920)	$(1,083,245)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	68,052	3,512
Foreign exchange	6,685	-
Loss on disposal of property, plant and equipment	14,245	2,517
Accounts receivable	(5,451)	-
Prepayments and deposits	(52,225)	221,965
Amounts due from shareholders	-	20,000
Other receivables	227,793	(11,389)
Accruals	(9,645)	(1,423)
Net cash used in operating activities	(946,466)	(848,063)

Cash flows from investing activities
Deposits paid for acquisition of property, plant and equipment	-	(309,259)
Proceeds from disposal of property, plant and equipment	112	-
Purchase of property, plant and equipment	(160,182)	(21,955)
Advance to a director	(760,213)	-
Repayment to a director	760,213	-
Net cash used in investing activities	(160,070)	(331,214)

Cash flows from financing activities
Capital contribution from shareholders of VIE	-	334,341
Advance from directors	88,582	139,220
Repayment of advance from directors	(49,733)	-
Proceed from short-term loan	-	829,598
Proceed from issue of shares	216,920	-
Net cash provided by financing activities	255,769	1,303,159

Effect of exchange rates on cash	(34,273)	28,691

Net (decrease) increase in cash and cash equivalents	(885,040)	152,573

Cash and cash equivalents at beginning of year	883,812	731,239

Cash and cash equivalents at end of year	$(1,228)	$883,812

Supplemental of cash flow information
Cash paid during the year for:
Interest	$231,065	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

IWEB, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(In U.S. dollars)

	Common Stock			Treasury Shares			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Number of Shares	Amount	Accumulated Deficit	Other Comprehensive Income (Loss)	Non- controlling Interests	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2019	40,197,751	$7,790	$2,756,687	-	$-	$(1,337,628)	$(8,984)	$(4,781)	$1,413,084
Shares issued	-	-	-	-	-	-	-	-	-
Capital contribution from shareholders of VIE	-	-	234,039	-	-	-	-	100,302	334,341
Net loss	-	-	-	-	-	(983,955)	-	(99,290)	(1,083,245)
Foreign currency translation adjustment	-	-	-	-	-	-	(67,737)	1,073	(66,664)
Balance as of December 31, 2019	40,197,751	$7,790	$2,990,726	-	$-	$(2,321,583)	$(76,721)	$(2,696)	$597,516

Shares issued	108,460	11	216,909	-	-	-	-	-	216,920
Net loss	-	-	-	-	-	(1,034,700)	-	(161,220)	(1,195,920)
Foreign currency translation adjustment	-	-	-	-	-	-	(16,751)	(7,143)	(23,894)
Balance as of December 31, 2020	40,306,211	$7,801	$3,207,635	-	$-	$(3,356,283)	$(93,472)	$(171,059)	$(405,378)

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $166,556), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

On July 10, 2017, the parties to the JBA entered into an amendment to the Amended and Restated Joint Business Agreement which amended the total payment from $10,000,000 to $1,100,000.  In May 2018, the final payment of $1,000,000 was paid to Digiwork Korea. Towards the end of 2019, management started discussions with Digiwork Korea to review the scope of the research and development with respect of the coding technology. On March 5, 2020, the parties entered into Amendment No. 2 to the Amended and Restated Joint Business Agreement, pursuant to which Digiwork Korea agreed to provide research and development services to Digiwork until December 31, 2020. Upon expiration of its services, Digiwork Korea shall repay $150,000 to Digiwork. In first quarter of 2021, Digiwork Korea had repaid $150,000 to the Company. Prepaid R&D payments to Digiwork Korea were $nil and $391,274 as of December 31, 2020 and December 31, 2019, respectively. The Company is currently seeking other development and acquisition opportunities to grow its business.

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

During 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and the shareholders of OBON Thailand (namely, Mr. Ratanaphon Wongnapachant, Mr. Wanee Watcharakangka and Ms. Chanikarn Lertchawalitanon, the “OBON Thailand Shareholders”) entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,”pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand was established as our VIE for our business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $999) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Pursuant to the Agreement, OBON Thailand will lease and install network systems, WiFi devices and related accessories for CatBuzz TV and provide maintenance services. CatBuzz TV agrees to pay OBON Thailand compensation for the network systems, WiFi devices and the accessories and maintenance services with a monthly fee based upon the location and type of device, which fees range from 600 Baht (approximately $20) to 2,500 Baht (approximately $83) per device per month.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic.  In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home from March 23, 2020 to May 7, 2020. Since May 8, 2020, our office in Thailand has been reopened and in normal operation. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that have been negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

Consequently, our results of operations have been adversely, and may be materially, affected, to the extent that the COVID-19 harms the Thailand and global economy. Any potential impact to our results will depend on, to a large extent, future developments and new information that may emerge regarding the duration and severity of the COVID-19 and the actions taken by government authorities and other entities to contain the COVID-19 or treat its impact, almost all of which are beyond our control.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At December 31, 2020, the Company had an accumulated deficit of $3,356,283. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The following financial information of Digiwork is included in the accompanying consolidated financial statements:

	December 31,
	2020	2019
ASSETS
Cash at bank and on hand	$116	$377
Prepayments and deposits	187	391,463
Other receivables	151,236	2,582
Amount due from a fellow subsidiary	-	849
Property, plant and equipment, net	3,006	5,409

TOTAL ASSETS	$154,545	$400,680

LIABILITIES
Accruals	$4,380	$13,239
Amount due to a director	483,604	487,991
Amount due to Enigma BVI	1,000,000	1,000,000

TOTAL LIABILITIES	$1,487,984	$1,501,230

	Years ended December 31,
	2020	2019
Revenue	$-	$-

Net loss	$232,809	$432,155

	Years ended December 31,
	2020	2019

Net cash used in operating activities	$(1,168)	$(95,179)
Net cash provided by (used in) investing activities	112	(64)
Net cash provided by financing activities	809	93,535

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

The following financial information of OBON Thailand is included in the accompanying consolidated financial statements:

	December 31,
	2020	2019
ASSETS
Cash at bank and on hand	$11,498	$687,008
Accounts receivable	5,685	-
Other receivables	13,570	12,160
Prepayments and deposits	163,558	110,084
Amount due from a director	-	124
Deposits paid for acquisition of property, plant and equipment	319,787	322,689
Property, plant and equipment, net	105,313	22,050

TOTAL ASSETS	$619,411	$1,154,115

LIABILITIES
Accruals	$60,015	$35,089
Bank overdrafts	13,739	-
Short-term loan	854,318	865,625
Amounts due to fellow subsidiaries	166,666	167,515

TOTAL LIABILITIES	$1,094,738	$1,068,229

	Years ended December 31,
	2020	2019
Revenue	$5,095	$-

Net loss	$(537,401)	$252,030

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(545,925)	$(334,798)
Net cash used in investing activities	(109,182)	(331,150)
Net cash provided by financing activities	118	1,324,364

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of December 31, 2020 and 2019.

Revenue Recognition

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

Below is the summary presenting the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	December 31,
Revenue by recognition over time vs point in time	2020	2019
Revenue by recognition over time	$5,095	$-
Revenue by recognition at a point in time	-	-
	$5,095	$-

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
December 31, 2020	THB30.0200 to $1
December 31, 2019	THB29.7500 to $1

Income statement and cash flows items
For the year ended December 31, 2020	THB31.3070 to $1
For the year ended December 31, 2019	THB31.0419 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which is providing research and development services to Digiwork for a period of five years commencing from March 31, 2017. Pursuant to the Amendment No. 2 to the Amended and Restated Joint Business Agreement, the research and development services will expire on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $229,275 and $238,250 for the years ended December 31, 2020 and 2019, respectively.

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

Uncertain Tax Positions

Management reviews regularly the adequacy of the provisions for taxes as they relate to the Company’s income and transactions. In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

	Years ended December 31,
	2020	2019
Net loss attributable to IWEB, Inc.	$(1,034,700)	$(983,955)

Weighted average number of common stock outstanding – basic and diluted	40,283,689	40,197,751

Basic and diluted loss per share	$(0.03)	$(0.02)

The calculation of basic net loss per share of common stock is based on the net loss the years ended December 31, 2020 and 2019 and the weighted average number of ordinary shares outstanding.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares.

For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statements and related disclosures.

NOTE 3 - CASH AND CASH EQUIVALENTS

	December 31,
	2020	2019
Bank balances	$12,511	$883,812
Bank overdrafts	(13,739)	-
Net cash and cash equivalents at year end	$(1,228)	$883,812

NOTE 4 - BALANCES WITH RELATED PARTIES

	December 31,
	2020	2019
Due from shareholders	$1,250	$1,250

Due to directors
Mr. Ratanaphon Wongnapachan	109,324	163,319
Mr. Wai Hok Fung	133,333	44,872
	$242,657	$208,191

The balances with a shareholder and directors detailed above as of December 31, 2020 and 2019 are unsecured, non-interest bearing and repayable on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,
	2020	2019
Office and computer equipment	$130,052	$32,958
Leasehold improvements	51,000	-
Software	2,954	1,566
Less: Accumulated depreciation	(75,687)	(7,065)
	$108,319	$27,459

Depreciation expenses charged to the statements of comprehensive loss for the year ended December 31, 2020 and 2019 were $68,052 and $3,512, respectively.

NOTE 6 - COMMON STOCK

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

NOTE 7 –SHORT-TERM LOAN

As of December 31, 2020 and 2019, short-term loan represents a loan of $854,318 and $865,625 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable on demand. Interest of $53,738 and $25,613 were accrued (included in accruals) as of December 31, 2020 and 2019.

NOTE 8 – BANK OVERDRAFTS

During the year ended December 31, 2020, the Company entered into a bank overdraft facility with Thanachart Bank Plc for short-term liquidity needs. The bank overdraft facility includes an annual interest rate of 2.6%, a maximum spending limit of 0.45 million Thai baht (THB)($14,990) and is secured by the Company’s another bank account and by Mr. Ratanaphon Wongnapachant, the Company’s CEO and repayable on demand. As of December 31, 2020, the bank overdrafts outstanding was $13,739.

NOTE 9 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	Years ended December 31,
	2020	2019
Tax jurisdictions from:
- Local	$(166,294)	$(157,404)
- Foreign, representing:
BVI	(259,416)	(162,720)
HK	-	(78,936)
Thailand	(770,210)	(684,185)

Loss before income taxes	$(1,195,920)	$(1,083,245)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the years ended December 31, 2020 and 2019.

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

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB)($166,556) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($999,334) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

For accounting periods beginning on or after January 1, 2017:

Net profit
Nil – THB300,000 ($9,993)	0%
THB300,000 ($9,993) – THB3,000,000 ($99,933)	15%
Over THB3,000,000 ($99,933)	20%

A reconciliation of loss before income taxes to the effective tax rate is as follows:

	Years ended December 31,
	2020	2019
Loss before income taxes	$(1,195,920)	$(1,083,245)
Statutory income tax rate	21%	21%
Income tax credit computed at statutory income tax rate	(251,143)	(227,481)
Reconciling items:
Non-deductible expenses	43,560	67,862
Tax effect of tax exempt entity	54,478	34,171
Rate differential in different tax jurisdictions	7,702	10,394
Valuation allowance on deferred tax assets	145,403	115,054

Total tax expenses	$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 are presented below:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$217,239	$155,475
- Thailand	270,077	156,264
	487,316	311,739
Less: Valuation allowance	(487,316)	(311,739)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,034,473 and $740,358 as of December 31, 2020 and 2019, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of December 31, 2020 and December 31, 2019, the entities in Thailand had net operating loss carry forwards of $1,350,383 and $781,318, respectively, which will expire in various years through 2024.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 10 - SEGMENT INFORMATION

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

For the year ended December 31, 2020	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated (note)	Consolidated
Revenues	$-	$5,095	$-	$5,095
Cost of Revenue	-	(1,628)	-	(1,628)
Gross profit	-	3,467	-	3,467
General and administrative expenses	(491,944)	(271,096)	(166,294)	(929,334)
Loss from operations	(491,944)	(267,629)	(166,294)	(925,867)
Finance expenses	-	(257,079)	-	(257,079)
Other expense	(281)	(12,693)	-	(12,974)
Loss before income tax	(492,225)	(537,401)	(166,294)	(1,195,920)
Income tax expense	-	-	-	-
Net loss	(492,225)	(537,401)	(166,294)	(1,195,920)
Total assets
As of December 31, 2020	$156,270	$619,411	$421	$776,102
As of December 31, 2019	$597,087	$1,153,991	$421	$1,751,499

For the year ended December 31, 2019	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated (note)	Consolidated
Revenues	$-	$-	$-	$-
Cost of Revenue	-	-	-	-
Gross profit	-		-	-
General and administrative expenses	(675,897)	(307,600)	(157,404)	(1,140,901)
Loss from operations	(675,897)	(307,600)	(157,404)	(1,140,901)
Finance expenses	-	(24,547)	-	(24,547)
Other income	81,021	1,182	-	82,203
Loss before income tax	(594,876)	(330,965)	(157,404)	(1,083,245)
Income tax expense	-	-	-	-
Net loss	(594,876)	(330,965)	(157,404)	(1,083,245)
Total assets
As of December 31, 2019	$597,087	$1,153,991	$421	$1,751,499

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company’s rental expense was $130,957 and $135,887 for the years ended December 31, 2020 and 2019, respectively.

On October 1, 2019, the Company entered into a lease with a company (“Lessor”) beneficially owned by Ms. Tang Oi Ming Denise (holding 7.5% of the Company’s ordinary shares as of December 31, 2020) and Ms. Tang Oi Ming Denise was also a director of Lessor who later resigned on March 15, 2021, for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month. On October 1, 2020, the lease was renewed for the period of one year, at HKD55,000 (approximately $7,051) per month.

The Company has entered into a lease for office space located in Din Daeng Sub-district, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,235) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr. Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,666) per month. On August 1, 2020, the rental agreement was renewed for a period of twelve months at THB50,000 ($1,666) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,332) per month. On November 1, 2020, the rental agreement was renewed for a period of twelve months at THB70,000 ($2,332) per month.

During the year ended December 31, 2020, the Company paid rental amounts of THB1,440,000 ($45,996) to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of December 31, 2020, all the outstanding leases are short-term leases. The total minimum future lease payments are $98,438 payable in the twelve months ending December 31, 2021.

Capital Commitments

As of December 31, 2020, the Company had the following contracted capital commitments:

2020
For purchases of equipment, payable in the twelve months ending December 31, 2021	$1,096,138

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Wai Hok Fung, the president of the Company to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769).

NOTE 12 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIEs have no further obligation for the payment of retirement benefits to its employees. For the years ended December 31, 2020 and 2019, the VIEs contributed a total of $1,414 and $905, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the years ended December 31, 2020 and 2019 were $2,308 and $1,700, respectively.

NOTE 13 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At December 31, 2020 and 2019, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customer

OBON Thailand’s revenues for the year ended December 31, 2020 of $5,095 were derived from one customer, which individually accounted for 100% of the Company’s revenues.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of December 31, 2020 and 2019, Digiwork Thailand owed Enigma BVI $1,000,000, which Enigma BVI has settled the payment of R&D services provided by Digiwork Korea.

NOTE 14 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2020, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over the Company’s financial statement. Currently, the Board of Directors acts in the capacity of the Audit Committee.

2.	We did not maintain appropriate cash controls – As of December 31, 2020, the Company had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that the Company had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of December 31, 2020, the Company was retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by COSO (2013 framework).

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

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal 2022.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting.

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

Name	Age	Position	Served From
Ratanaphon Wongnapachant	40	Chief Executive Officer, Chairman and Director	May, 2017
Wai Hok Fung	45	President and Director	December, 2016
Bodin Kasemset	46	Director	May, 2017
Direk Chantri	55	Interim Chief Financial Officer, Treasurer and Secretary	January, 2020

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

Wai Hok Fung has served as a director and president of the Company since December 2016. Mr. Wai served as a director of SGOCO Group Ltd. (NASDAQ: SGOC) from December 2015 to September 2020, focusing on display and computer products and energy saving products and services. Mr. Wai has also served as a director of Wahfong Industrial Development Co., Ltd., a manufacturing company located in the PRC producing women’s clothing, since 2002, and as a director of Hebort International Limited, an exporter and wholesaler of wine, cigarettes and other products, since 2006. Hebort is a partner of Silverbear Capital and a strategic partner of UNIDO in exploring solar, Green and energy saving industry. Mr. Wai provides consulting services from time to time to companies exploring mining and energy projects internationally. Mr. Wai received his high school certificate from the Jockey Club TI-I College in Hong Kong in 1996, his Diploma of Account and Finance from the Sydney Institute of Business and Technology in 1998, and his Bachelor of Account and Finance from Macquarie University in Sydney, Australia, in 2002. The Board believes that Mr. Wai’s extensive business experience and knowledge will benefit the Company’s develop and operations and make him a valuable member of the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s officers and directors are not subject to Section 16(a).

Item 11. Executive Compensation

Executive Officer Compensation

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total
Ratanaphon Wongnapachant,	2020	$-	$-	$-	$-
Chief Executive Officer, Chairman and Director	2019	-	-	-	-

Wai Hok Fung,	2020	$75,000	$-	$-	$75,000
President and Director	2019	17,885	-	-	17,885

Direk Chantri,	2020	$22,998	$-	$-	$22,998
Interim Chief Financial Officer, Treasurer and Secretary	2019	5,799	-	-	5,799

Compensation of Directors

For the year ended December 31, 2020, no compensation was paid to our directors as their roles of the directors of the Board the Company.

Employment Contracts

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Wai Hok Fung, the president of the Company to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our common stock as of April 12, 2021, the most recent practicable date for computing beneficial ownership, by:

●	each of our named executive officers;

●	each of our directors;

●	each person, or group of affiliated persons, known by us to beneficially own 5% or more of our common stock; and

●	all of our directors and executive officers as a group.

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

Applicable percentage ownership is based on 40,306,211 shares of our common stock issued and outstanding as of April 12, 2021. The number of shares of common stock used to calculate the percentage ownership of each listed person includes the shares of common stock underlying options and warrants held by such persons that are currently exercisable or convertible, or will be exercisable or convertible within 60 days of April 12, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o IWeb, Inc., at 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand.

Name of beneficial owner	Number of shares beneficially owned	Percent of class
Wai Hok Fung, President and Director	1,603,500	4.0%
Ratanaphon Wongnapachant, Chief Executive Officer and Director	19,955,000	49.5%
Bodin Kasemset, Director	-	-
Direk Chantri, Interim Chief Financial Officer, Secretary, Treasurer	-	-
Directors and executive officers as a group (4 people)	21,558,500	53.5%
Chau Fung (1)	6,620,000	16.4%
Tang Oi Ming Denise (2)	3,025,000	7.5%

(1) Address for Chau Fung is Flat B,3/F Loong Pong House,61-63 Lion Rock Road, Kowloon City, Hong Kong

(2) Address for Tang Oi Ming Denise is 11/F, Cheung Hing Industrial Building, 12-p Smithfield Road, Kennedy Town, Hong Kong.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On October 1, 2019, the Company entered into a lease with a company (“Lessor”) beneficially owned by Ms. Tang Oi Ming Denise (holding 7.5% of the Company’s ordinary shares as of December 31, 2020) and Ms. Tang Oi Ming Denise was also a director of Lessor who later resigned on March 15, 2021, for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month. On October 1, 2020, the lease was renewed for the period of one year, at HKD55,000 (approximately $7,051) per month.

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,666) per month. On August 1, 2020, the rental agreement was renewed for a period of twelve months at THB50,000 ($1,666) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,332) per month. On November 1, 2020, the rental agreement was renewed for a period of twelve months at THB70,000 ($2,332) per month.

For the year ended December 31, 2020, the Company has paid THB1,440,000 ($45,996) rental to Mr Thanawat Wongnapachan.

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

	Years ended December 31,
	2020	2019
Audit fees	$106,539	$98,000
Audit-related fees	-	-
Tax fees	-	-
All other services	-	-
Total	106,539	$98,000

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

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

As of December 31, 2020, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

The board approved all fees described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

Exhibit
No.	Description
2.1	Share Exchange Agreement between IWeb, Inc. and Enigma Technology International Corporation, dated May 15, 2017, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
3.1	Articles of Incorporation of IWeb, Inc., incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 22, 2017.
3.3	Certificate of Change, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on March 12, 2018.
3.4	Bylaws of IWeb, Inc., incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 filed the SEC on July 24, 2015 (Reg. No. 333-205835).
3.5	First Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 9, 2017.
10.1	Repurchase Agreement between IWeb, Inc. and Wai Hok Fung, dated May 14, 2017, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.2	Exclusive Technology Consulting and Service Agreement between Enigma Technology International Corporation and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.3	Equity Pledge Agreements by and among Enigma Technology International Corporation, S-Mark Co., Ltd. and DigiWork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.4	Equity Pledge Agreements by and among Enigma Technology International Corporation, Ratanaphon Wongnapachant and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.5	Equity Pledge Agreements by and among Enigma Technology International Corporation, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.6	Power of Attorney by Ratanaphon Wongnapachant dated May 15, 2017, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.7	Power of Attorney by Chanikarn Lertchawalitanon dated May 15, 2017, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.8	Exclusive Purchase Option Agreement by and among Enigma Technology International Corporation, S-Mark Co., Ltd., Ratanaphon Wongnapachant, Chanikarn Lertchawalitanon and Digiwork (Thailand) Co., Ltd., dated May 15, 2017, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.
10.9	Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon dated March 31, 2017, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.
10.10	Amendment to Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon dated July 10, 2017, incorporated by reference to Exhibit 10.14 to our Current Report on Form 8-K/A filed with the SEC on July 10, 2017.

10.11	Employment Agreement by and between Cheng Kim Sing and Enigma Technology International Corporation, dated April 1, 2018, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018.
10.12	Exclusive Technology Consulting and Service Agreement by and between One Belt One Network Holdings Limited and OBON Corporation Company Limited, dated June 4, 2019, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.13	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated June 4, 2019, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.14	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated June 4, 2019, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 10, 2019.
10.15	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Chanikarn Lertchawalitanon, dated October 30, 2019., incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.16	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Chanikarn Lertchawalitanon, dated October 30, 2019, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.17	Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Wanee Watcharakangka, dated October 30, 2019, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.18	Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Wanee Watcharakangka, dated October 30, 2019, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.19	Amendment to Exclusive Purchase Option Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated October 30, 2019, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.20	Amendment to Equity Pledge Agreement by and among One Belt One Network Holdings Limited, OBON Corporation Company Limited and Ratanaphon Wongnapachant, dated October 30, 2019, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on November 1, 2019.
10.21	Power of Attorney by Ratanaphon Wongnapachant dated October 30, 2019, incorporated by reference to Exhibit 10.25 to our annual report on Form 10-K filed with the SEC on April 9, 2020.
10.22	Power of Attorney by Chanikarn Lertchawalitanon dated October 30, 2019, incorporated by reference to Exhibit 10.26 to our annual report on Form 10-K filed with the SEC on April 9, 2020.
10.23	Power of Attorney by Wanee Watcharakangka dated October 30, 2019, incorporated by reference to Exhibit 10.27 to our annual report on Form 10-K filed with the SEC on April 9, 2020.
10.24	Amendment No. 2 to the Amended and Restated Joint Business Agreement by and among SWA Thailand, Digiwork Korea, S-Mark Korea, Ratanaphon Wongnapachant and Chanikarn Lertchawalitanon, dated March 5, 2020, incorporated by reference to Exhibit 10.28 to our annual report on Form 10-K filed with the SEC on April 9, 2020.
10.25	Form of Securities Purchase Agreements by and between IWeb, Inc. and the Purchasers, dated March 13, 2020. incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on March 16, 2020
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IWEB, Inc.

Date: April 13, 2021	By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ratanaphon Wongnapachant	Chief Executive Officer and Chairman of the Board	April 13, 2021
Ratanaphon Wongnapachant	(Principal Executive Officer)

/s/ Wai Hok Fung	President and Director	April 13, 2021
Wai Hok Fung

/s/ Direk Chantri	Secretary, Treasurer, Interim Chief Financial Officer	April 13, 2021
Direk Chantri	(Principal Financial and Accounting Officer)

/s/ Bodin Kasemset	Director	April 13, 2021
Bodin Kasemset