Form 10-Q
period 2021-03-31
IWEB, Inc.
filed 2021-05-20
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 19, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,306,211

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020 (Unaudited)

(In U.S. dollars)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84,458	$12,511
Prepayments and deposits	122,099	163,744
Other receivables	15,566	164,806
Accounts receivable	6,460	5,685
Amounts due from shareholders	1,250	1,250
Total current assets	229,833	347,996

NON-CURRENT ASSETS
Deposits paid for acquisition of property, plant and equipment	307,200	319,787
Property, plant and equipment, net	97,790	108,319
Total non-current assets	404,990	428,106

TOTAL ASSETS	$634,823	$776,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$198,991	$70,766
Short-term loan	855,968	854,318
Bank overdrafts	12,098	13,739
Amounts due to directors	261,687	242,657
Total current liabilities	1,328,744	1,181,480

TOTAL LIABILITIES	1,328,744	1,181,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2020: 40,306,211) shares issued and outstanding as of March 31, 2021	7,801	7,801
Additional paid-in capital	3,207,635	3,207,635
Accumulated deficit	(3,672,270)	(3,356,283)
Accumulated other comprehensive loss	(23,382)	(93,472)
Total IWEB, Inc. stockholders' equity	(480,216)	(234,319)
Non-controlling interests	(213,705)	(171,059)
Total equity	(693,921)	(405,378)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$634,823	$776,102

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2021	2020
Revenue	$962	$-

Cost of revenue	(552)	-

Gross Profit	410	-

General and administrative expenses	(225,663)	(307,110)

Loss from operations	(225,253)	(307,110)

Finance cost	(63,588)	(64,913)

Other expense	(76,902)	(196,436)

Loss before income tax	(365,743)	(568,459)

Income tax	-	-

Net loss	$(365,743)	$(568,459)

Net loss attributable to noncontrolling interests	49,756	67,774

Net loss attributable to ordinary stockholders of IWEB, Inc.	$(315,987)	$(500,685)

Net loss	$(365,743)	$(568,459)
Other comprehensive loss
Foreign currency translation adjustment	77,200	107,986

Total comprehensive loss	$(288,543)	$(460,473)
Total comprehensive loss attributable to non-controlling interests	42,646	67,152
Total comprehensive loss attributable to ordinary stockholders of IWEB, Inc.	$(245,897)	$(393,321)

Loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
Basic and diluted	40,306,211	40,220,396

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

	For the three months ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(365,743)	$(568,459)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,460	1,656
Foreign exchange	79,061	177,853
Gain on disposal of property, plant and equipment	-	(46)
Changes in assets and liabilities
Accounts receivable	(1,029)	-
Prepayments and deposits	36,292	55,393
Other receivables	147,184	(1,035)
Accruals	133,275	99,954
Net cash provided by (used in) operating activities	35,500	(234,684)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	-	112
Purchase of property, plant and equipment	-	(13,027)
Advance to a director	-	(425,094)
Net cash used in investing activities	-	(438,009)

Cash flows from financing activities
Repayment of advance to a director	-	(49,733)
Advance from a director	38,172	-
Proceed from issue of shares	-	216,920
Bank overdraft	(1,134)	-
Net cash provided by financing activities	37,038	167,187

Effect of exchange rates on cash	(591)	(39,494)

Net increase (decrease) in cash and cash equivalents	71,947	(545,000)

Cash and cash equivalents at beginning of period	12,511	883,812

Cash and cash equivalents at end of period	$84,458	$338,812

Supplemental of cash flow information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

Three months ended March 31, 2021

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2021	40,306,211	$7,801	$3,207,635	$(3,356,283)	$(93,472)	$(171,059)	$(405,378)
Net loss	-	-	-	(315,987)	-	(49,756)	(365,743)
Foreign currency translation adjustment	-	-	-	-	70,090	7,110	77,200
Balance as of March 31, 2021	40,306,211	$7,801	$3,207,635	$(3,672,270)	$(23,382)	$(213,705)	$(693,921)

Three months ended March 31, 2020

	Common Stock
	Number of shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interests	Stockholders’ Equity
Balance as of January 1, 2020	40,197,751	$7,790	$2,990,726	$(2,321,583)	$(76,721)	$(2,696)	$597,516
Share issued	108,460	11	216,909				216,920
Net loss	-	-	-	(500,685)	-	(67,774)	(568,459)
Foreign currency translation adjustment	-	-	-	-	107,364	622	107,986
Balance as of March 31, 2020	40,306,211	$7,801	$3,207,635	$(2,822,268)	$30,643	$(69,848)	$353,963

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

IWEB, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 17, 2015.

The Company’s original business plan was to actively engage in providing high impact internet marketing strategies to internet-based businesses and people seeking to create websites, but this business was not successful. On December 12, 2016, 24,997,500 shares of the common stock of the Company, representing 97.08% of the Company’s issued and outstanding shares of common stock at that time, were sold by Dmitriy Kolyvayko in a private transaction to Mr. Wai Hok Fung (the “Transaction”) for an aggregate purchase price of $380,000. In connection with the Transaction, Mr. Kolyvayko released the Company from certain liabilities and obligations arising out of his service as a director and officer of the Company.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $160,000), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

During 2019, One Belt One Network Holdings Limited, a British Virgin Island company (the “OBON BVI”) and 70% owned subsidiary of IWEB, Inc., OBON Corporation Company Limited, a Thailand Company (the “OBON Thailand”) and the shareholders of OBON Thailand (namely, Mr. Ratanaphon Wongnapachant, Mr. Wanee Watcharakangka and Ms. Chanikarn Lertchawalitanon, the “OBON Thailand Shareholders”) entered into the following agreements, or collectively, the “Variable Interest Entity or VIE Agreements,” pursuant to which OBON BVI has contractual rights to control and operate the business of OBON Thailand (the “VIE”). OBON Thailand was established as the Company’s VIE for its business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies.

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At March 31, 2021, the Company had an accumulated deficit of $3,672,270. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of March 31, 2021 and for the three month periods ended March 31, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 13, 2021.

In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these condensed consolidated financial statements, which are of a normal and recurring nature, have been included. The results reported in the condensed consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management of the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. On an ongoing basis, the Company evaluates its estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Identified below are the accounting policies that reflect the Company’s most significant estimates and judgments, and those that the Company believes are the most critical to fully understanding and evaluating its condensed consolidated financial statements.

Basis of Consolidation and Noncontrolling Interests

The condensed consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE entities. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

Owing predominantly to the Thailand legal restrictions on foreign ownership, Enigma BVI currently conducts the coding business in Thailand through Digiwork, which it effectively controls through a series of contractual arrangements. The Company consolidates in its condensed consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of Digiwork is included in the accompanying condensed consolidated financial statements:

	March 31, 2021	December 31, 2020
ASSETS
Cash at bank and on hand	$106	$116
Prepayments and deposits	179	187
Other receivables	2,483	151,236
Property, plant and equipment, net	2,348	3,006

TOTAL ASSETS	$5,116	$154,545

LIABILITIES
Accruals	$4,208	$4,380
Amount due to a director	464,569	483,604
Amount due to Enigma BVI	849,998	1,000,000

TOTAL LIABILITIES	$1,318,775	$1,487,984

	For the three months ended March 31,
	2021	2020
Revenues	$-	$-

Net loss	$33,719	$152,489

	For the three months ended March 31,
	2021	2020
Net cash used in operating activities	$(5)	$(207)
Net cash provided by investing activities	-	112
Net cash provided by financing activities	-	807

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

OBON Thailand was established as a VIE for the Company’s business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies. The Company consolidates in its condensed consolidated financial statements of the VIE of which the Company is the primary beneficiary.

The following financial information of OBON Thailand is included in the accompanying condensed consolidated financial statements:

	March 31, 2021	December 31, 2020
ASSETS
Cash at bank and on hand	$15,330	$11,498
Accounts receivable	6,460	5,685
Other receivables	13,083	13,570
Prepayments and deposits	121,920	163,558
Deposits paid for acquisition of property, plant and equipment	307,200	319,787
Property, plant and equipment, net	95,442	105,313

TOTAL ASSETS	$559,435	$619,411

LIABILITIES
Accruals	$138,733	$60,015
Bank overdrafts	12,098	13,739
Short-term loan	855,968	854,318
Amounts due to fellow subsidiaries	166,666	166,666

TOTAL LIABILITIES	$1,173,465	$1,094,738

	For the three months ended March 31,
	2021	2020
Revenues	$962	$-

Net loss	$165,854	$225,914
Net cash provided by (used in) operating activities	$1,995	$(79,789)
Net cash used in investing activities	-	(438,928)
Net cash provided by financing activities	2,423	-

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of March 31, 2021 and December 31, 2020.

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

Below is the summary presenting the Company’s revenues disaggregated by products and services and timing of revenue recognition:

	For the three months ended March 31,
Revenue by recognition over time vs point in time	2021	2020
Revenue by recognition over time	$962	$-
Revenue by recognition at a point in time	-	-
	$962	$-

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
March 31, 2021	THB31.2500 to $1
December 31, 2020	THB30.0200 to $1

Income statement and cash flows items
For the three months ended March 31, 2021	THB30.3093 to $1
For the three months ended March 31, 2020	THB31.2785 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which has provided research and development services to Digiwork for a period of five years commencing since March 31, 2017. Pursuant to the Amendment No. 2 to the Amended and Restated Joint Business Agreement, the research and development services expired on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $nil and $57,371 for the three months ended March 31, 2021 and 2020, respectively.

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

	For the three months ended March 31,
	2021	2020
Net loss attributable to ordinary stockholders of IWEB, Inc.	$(315,987)	$(500,685)

Weighted average number of common shares outstanding – basic and diluted	40,306,211	40,220,396

Basic and diluted loss per share	$(0.01)	$(0.01)

The calculation of basic net loss per share of common stock is based on the net loss attributable to ordinary stockholders of IWEB, Inc. for the three months ended March 31, 2021 and 2020 and the weighted average number of ordinary shares outstanding.

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

Recently Issued Accounting Pronouncements

Recent Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company applied the new standard beginning January 1, 2021. The adoption did not have a material impact on its condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).”  ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models.  As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives.  For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021.  The adoption of ASU 2020-06 did not have any impact on the Company’s condensed consolidated financial statement presentation or disclosures.

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

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 - CASH AND CASH EQUIVALENTS

	March 31, 2021	December 31, 2020
Bank balances	$84,458	$12,511
Bank overdrafts	(12,098)	(13,739)
	$72,360	$(1,228)

NOTE 4 - BALANCES WITH RELATED PARTIES

	March 31, 2021	December 31, 2020
Due from shareholders	$1,250	$1,250

Due to directors
Mr. Ratanaphon Wongnapachant	(93,739)	(109,324)
Mr. Wai Hok Fung	(167,948)	(133,333)
	$(261,687)	$(242,657)

The balances with shareholders and directors detailed above as of March 31, 2021 and December 31, 2020 are unsecured, non-interest bearing, receivable and repayable on demand.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31, 2021	December 31, 2020
Office and computer equipment	$124,934	$130,052
Leasehold improvements	51,000	51,000
Software	2,837	2,954
Less: Accumulated depreciation	(80,981)	(75,687)
	$97,790	$108,319

Depreciation expenses charged to the statements of comprehensive loss for the three months ended March 31, 2021 and 2020 were $6,460 and $1,656, respectively.

NOTE 6 - COMMON STOCK

On March 13, 2020, the Company entered into a series of Securities Purchase Agreements with certain investors, pursuant to which the Company sold to the such investors in a private placement an aggregate of 108,460 shares of the Company’s common stock, par value $0.0001 per share, at a purchase price of $2.00 per share for an aggregate offering price of $216,920 (the “Private Placement”). The Private Placement was completed pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended.

NOTE 7 –SHORT-TERM LOAN

As of March 31, 2021 and December 31, 2020, short-term loan represents a loan of $855,968 and $854,318 advanced from an unrelated party to the Company. The loan is unsecured, bearing 30% interest per annum and repayable on demand. Interest of $117,160 and $53,738 was accrued (included in accruals) as of March 31, 2021 and December 31, 2020, respectively.

NOTE 8 – BANK OVERDRAFTS

During the year ended December 31, 2020, the Company entered into a bank overdraft facility with Thanachart Bank Plc for short-term liquidity needs. The bank overdraft facility is repayable on demand, bearing interest at an annual rate of 2.6%, having a maximum spending limit of 0.45 million Thai baht (THB)($14,400), secured by the Company’s another bank account and the repayment is guaranteed by Mr. Ratanaphon Wongnapachant, the Company’s CEO. As of March 31, 2021 and December 31, 2020, the bank overdrafts outstanding were $12,098 and $13,739, respectively.

NOTE 9 - INCOME TAXES

(a)	The local (United States) and foreign components of loss before income taxes were comprised of the following:

	For three months ended 31,
	2021	2020
Tax jurisdictions from:
- Local	$(124,017)	$(119,511)
- Foreign, representing:
BVI	(42,153)	(70,545)
HK	-	-
Thailand	(199,573)	(378,403)

Loss before income taxes	$(365,743)	$(568,459)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three months ended March 31, 2021 and 2020.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($160,000) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($960,000) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

Net profit
Nil – THB300,000 ($9,600)	0%
THB300,000 – THB3,000,000 ($96,000)	15%
Over THB3,000,000 ($96,000)	20%

A reconciliation of loss before income taxes to the effective tax rate as follows:

		For three months ended March 31,
		2021	2020
Loss before income taxes		$(365,743)	$(568,459)
Statutory income tax rate	%	21%	21%
Income tax credit computed at statutory income tax rate		(76,806)	(119,376)
Reconciling items:
Non-deductible expenses		5,425	29,713
Tax effect of tax exempt entity		8,852	14,815
Rate differential in different tax jurisdictions		1,996	3,784
Valuation allowance on deferred tax assets		60,533	71,064

Total tax expenses		$-	$-

(b)	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2021 and December 31, 2020 are presented below

	March 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$243,283	$217,239
- Thailand	292,898	270,077
	536,181	487,316
Less: Valuation allowance	(536,181)	(487,316)
	$-	$-

The Company has accumulated net operating loss carryovers of approximately $1,158,490 and $1,034,473 as of March 31, 2021 and December 31, 2020, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of March 31, 2021, and December 31, 2020, the entities in Thailand had net operating loss carry forwards of $1,464,488 and $1,350,383, respectively, which will expire in various years through 2024.

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

For the three months ended March 31, 2021	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated (note)	Consolidated
Revenues	$-	$962	$-	$962
Cost of revenue	-	(552)	-	(552)
Gross profit	-	410	-	410
General and administrative expenses	(46,178)	(55,468)	(124,017)	(225,663)
Loss from operations	(46,178)	(55,058)	(124,017)	(225,253)
Finance expenses	-	(63,588)	-	(63,588)
Other expense	(29,694)	(47,208)	-	(76,902)
Loss before income tax	(75,872)	(165,854)	(124,017)	(365,743)
Income tax expense	-	-	-	-
Net loss	(75,872)	(165,854)	(124,017)	(365,743)
Total assets
As of March 31, 2021	$74,967	$559,435	$421	$634,823
As of December 31, 2020	$156,270	$619,411	$421	$776,102

For the three months ended March 31, 2020	Technology development and services provider specializing in coding services in various industries and markets	Lease and install network systems, WiFi devices and related accessories	Corporate unallocated (note)	Consolidated
Revenues	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-
General and administrative expenses	(128,720)	(58,879)	(119,511)	(307,110)
Loss from operations	(128,720)	(58,879)	(119,511)	(307,110)
Finance expenses	-	(64,913)	-	(64,913)
Other expense	(94,314)	(102,122)	-	(196,436)
Loss before income tax	(223,034)	(225,914)	(119,511)	(568,459)
Income tax expense	-	-	-	-
Net loss	(223,034)	(225,914)	(119,511)	(568,459)

Note: The Company does not allocate its assets located and expenses incurred outside Hong Kong and Thailand to its reportable segments because these assets and activities are managed at a corporate level.

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense of the Company was $33,031 and $33,009 for the three months ended March 31, 2021 and 2020, respectively.

On October 1, 2019, the Company entered into a lease with a company (“Lessor”) beneficially owned by Ms. Tang Oi Ming Denise (holding 7.5% of the Company’s shares of common stock as of March 31, 2020 and 7.5% as of March 31, 2021) and Ms. Tang Oi Ming Denise was also a director of Lessor who later resigned on March 15, 2021, for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month. On October 1, 2020, the lease was renewed for the period of one year, at HKD55,000 (approximately $7,051) per month. For the three months ended March 31, 2021 and 2020, the Company incurred paid rental amounts of $21,154 and $21,500, respectively, to Ms. Tang Oi Ming Denise that are included in General and administrative expenses.

The Company has entered into a lease for office space located in Din Daeng Sub-district, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($4,068) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr. Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,600) per month. On August 1, 2020, the rental agreement was renewed for a period of twelve months at THB50,000 ($1,600) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,240) per month. On November 1, 2020, the rental agreement was renewed for a period of twelve months at THB70,000 ($2,240) per month.

For the three months ended March 31, 2021 and 2020, the Company incurred rental amounts of $11,878 and $11,509, respectively, to Mr. Thanawat Wongnapachant that are included in General and administrative expenses.

As of March 31, 2021, all the outstanding leases are short-term leases. The total minimum future lease payments are $64,388 payable in the twelve months ending March 31, 2022.

Capital Commitments

As of March 31, 2021, the Company had the following contracted capital commitments:

March 31, 2021
For purchases of equipment, payable in the twelve months ending March 31, 2022	$1,052,994

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company, to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment agreement, with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769). During the three months ended March 31, 2021 and 2020, salaries paid to Mr. Wai totaled $22,885 and $23,654, respectively.

NOTE 12 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended March 31, 2021 and 2020, the VIEs contributed a total of $282 and $437, respectively, to this plan.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed during the three months ended March 31, 2021 and 2020 were $385 and $577, respectively.

NOTE 13 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At March 31, 2021 and December 31, 2020, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Major customer

OBON Thailand’s revenues for the three months ended March 31, 2021 of $962 were derived from one customer, which individually accounted for 100% of the Company’s revenues.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company's VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of March 31, 2021 and December 31, 2020, Digiwork Thailand owed Enigma BVI $849,998 and $1,000,000 respectively, which Enigma BVI has settled the payment of R&D services provided by Digiwork Korea.

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

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth; any projections of earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Part I of our Form 10-K for the fiscal year ended December 31, 2020, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $160,000), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI's written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI's written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder's equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.

3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

OBON Thailand leases and installs network systems, WiFi devices and related accessories for CatBuzz TV (“CAT”) and provide maintenance services. CAT is a government owned internet network service provider.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Revenue	$962	$-
Cost of revenue	(552)	-
General and administrative expenses	(225,663)	(307,110)
Finance cost	(63,588)	(64,913)
Other expense	(76,902)	(196,436)
Loss before income tax	(365,743)	(568,459)
Income tax	-	-
Net loss	$(365,743)	$(568,459)

Revenues and cost of revenue. Revenue is principally comprised of provision of WiFi network device services, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of our activities and is recorded net of value-added tax ("VAT").

OBON Thailand’s revenues for the three months ended March 31, 2021 of $962 was derived from a single customer. We did not recognize any revenue or associated cost of revenues for the three months ended March 31, 2020.

General and administrative expenses. Our general and administrative expenses for the three months ended March 31, 2021 was $225,663, including costs associated with our personnel of $57,196, $125,502 of which were audit and professional fees and $33,031 of which were rental expenses.

Our general and administrative expenses for the three months ended March 31, 2020 was $307,110, including costs associated with our personnel of $58,780, R&D expenses of $57,371, audit and professional fees of $119,511 and office rentals of $33,009.

Finance cost. In the fourth quarter of 2019, OBON Thailand obtained a short-term loan of $0.9 million, repayable on demand. Finance cost was $63,588 and $64,913 for the three months ended March 31, 2021 and 2020.

Other expense. Our other expense for the three months ended March 31, 2021 and 2020 was $76,902 and $196,436, respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea as R&D service fees. As of March 31, 2021 and December 31 2020, our VIE in Thailand owed Enigma BVI $849,998 and $1,000,000 respectively for such R&D service fees paid by Enigma BVI.

Net loss. As a result of the above, we recorded a net loss of $365,743 and $568,459 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Working Capital

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$84,458	$12,511
Total current assets	229,833	347,996
Total assets	634,823	776,102
Total liabilities	1,328,744	1,181,480
Accumulated deficit	(3,672,270)	(3,356,283)
Total IWEB, Inc. stockholders' equity	(693,921)	(405,378)

Going Concern

We have a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At March 31, 2021, we had an accumulated deficit of $3,672,270. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$35,500	$(234,684)
Net cash used in investing activities	-	(438,009)
Net cash provided by financing activities	37,038	167,187
Effect of exchange rate changes on cash and cash equivalents	(591)	(39,494)
Net increase (decrease) in cash and cash equivalents	$71,947	$(545,000)

Operating Activities

Net cash provided by operating activities was $35,500 for the three months ended March 31, 2021, which was mainly due to our net loss (excluding non-cash items of depreciation and foreign exchange) of $280,222, partially offset by an increase of $133,275 in accruals, a decrease of $147,184 in other receivables and $36,292 in prepayments and deposits.

Net cash used in operating activities was $234,684 for the three months ended March 31, 2020, which was mainly due to our net loss (excluding non-cash items of depreciation and foreign exchange) of $388,950, partially offset by an increase of $99,954 in accruals and a decrease of $55,393 in prepayments and deposits.

Investing Activities

Net cash used in investing activities was $nil for the three months ended March 31, 2021.

Net cash used in investing activities was $438,009 for the three months ended March 31, 2020. In the first quarter of 2020, we advanced $425,094 to our director, used $13,027 on purchases of property, plant and equipment and received $112 from disposal of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $37,038, compared with $167,187 in the same quarter of 2020. In the first quarter of 2021, we received $38,172 from our directors. In the first quarter of 2020, we received $216,920 from issuance of our common stock and repaid $49,733 to our director.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of March 31, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$261,687	$261,687	$-	$-	$-
Short-term loan, including accrued interest	973,128	973,128	-	-	-
Capital commitments for purchase of equipment	1,052,994	1,052,994
Lease	64,388	64,388	-	-	-
TOTAL	$2,352,197	$2,352,197	$-	$-	$-

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

New Accounting Pronouncements

Recent Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, we must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We applied the new standard beginning January 1, 2021. The adoption did not have a material impact on our condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).”  ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models.  As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives.  For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. We adopted ASU 2020-06 effective January 1, 2021.  The adoption of ASU 2020-06 did not have any impact on our consolidated financial statement presentation or disclosures.

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

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.

2.	We did not maintain appropriate cash controls – As of March 31, 2021, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.

3.	We did not implement appropriate information technology controls – As of March 31, 2021, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.

4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended March 31, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

1.	Our Board of Directors plans, if possible, to recommend the addition of an audit committee or a financial expert on our Board of Directors in fiscal year 2022.

2.	We plan, as funding permits, to appoint additional personnel to assist with the preparation of our financial reporting.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

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

Date: May 20, 2021

IWEB, Inc.

By:	/s/ Ratanaphon Wongnapachant
Ratanaphon Wongnapachant
Chief Executive Officer and Director