Form 10-Q
period 2021-06-30
IWEB, Inc.
filed 2021-08-23
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-205835

IWEB, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

43 West 23rd Street

2nd Floor, New York, NY 10010

(Address of principal executive offices, Zip Code)

+646 847 0144

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19,2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	40,306,211

IWEB, Inc.

PART I

FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

IWEB, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020 (Unaudited)

(In U.S. dollars)

	June 30,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$520	$1,013
Prepayments and deposits	175	186
Other receivables	2,420	151,236
Amounts due from shareholders	1,250	1,250
Assets of discontinued operations	—	194,311
Total current assets	4,365	347,996

NON-CURRENT ASSETS
Property, plant and equipment, net	1,756	3,006
Non-current assets of discontinued operations	—	425,100
Total non-current assets	1,756	428,106

TOTAL ASSETS	$6,121	$776,102

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accruals	$13,770	$10,751
Amounts due to directors	200,266	197,785
Liabilities of discontinued operations	—	972,944
Total current liabilities	214,036	1,181,480

TOTAL LIABILITIES	214,036	1,181,480

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock: $0.0001 par value, 25,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.0001 per share; 75,000,000 shares authorized, 40,306,211 (December 31, 2020: 40,306,211) shares issued and outstanding as of June 30, 2021	7,801	7,801
Additional paid-in capital	3,207,635	3,207,635
Accumulated deficit	(3,431,014)	(3,356,283)
Accumulated other comprehensive income (loss)	7,663	(93,472)
Total IWEB, Inc. stockholders’ equity	(207,915)	(234,319)
Non-controlling interests	—	(171,059)
Total equity	(207,915)	(405,378)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,121	$776,102

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

	For the three months ended				For the six months ended
	June 30,				June 30,
	2021		2020		2021		2020
Revenue	$—		$—		$—		$—

Cost of revenue	—		—		—		—

Gross profit	—		—		—		—

General and administrative expenses	(44,738)		(150,530)		(214,933)		(398,761)

Loss from operations	(44,738)		(150,530)		(214,933)		(398,761)

Finance cost	—		—		—		—

Other income (expense)	(18,283)		58,925		(47,977)		(35,389)

Loss before income tax	(63,021)		(91,605)		(262,910)		(434,150)

Income tax benefits	—		—		—		—

Net loss from continuing operations	(63,021)		(91,605)		(262,910)		(434,150)
Profit (Loss) from discontinued operations, net of income taxes	266,527		(63,656)		100,673		(289,570)
Net profit (loss)	$203,506		$(155,261)		$(162,237)		$(723,720)

Net loss from discontinued operations attributable to non-controlling interests	24,209		19,097		73,965		86,871

Net profit (loss) attributable to ordinary stockholders of IWEB, Inc.	$227,715		$(136,164)		$(88,272)		$(636,849)

Net profit (loss)	$203,506		$(155,261)		$(162,237)		$(723,720)
Other comprehensive income (loss)
Foreign currency translation adjustment	49,350		(81,328)		126,550		26,658

Total comprehensive income (loss)	252,856		(236,589)		(35,687)		(697,062)
Total comprehensive loss attributable to non-controlling interests	19,445		22,730		62,091		89,882
Total comprehensive income (loss) attributable to ordinary stockholders of IWEB, Inc.	$272,301		$(213,859)		$26,404		$(607,180)

Loss from continuing operations per share - Basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.01)

Income (Loss) from discontinued operations per share - Basic and diluted	$0.01		$(0.00)	*	$0.00	*	$(0.01)

Income (Loss) per share - Basic and diluted	$0.01		$(0.00)	*	$(0.00)	*	$(0.02)

Weighted average number of common shares outstanding
Basic and diluted	40,306,211		40,306,211		40,306,211		40,260,920

* Less than $0.01 per share

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(162,237)	$(723,720)
Net (profit) loss from discontinued operations	(100,673)	289,570
Net loss from continuing operations	$(262,910)	$(434,150)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,101	26,581
Foreign exchange	60,232	35,741
Gain on disposal of property, plant and equipment	—	(45)
Changes in assets and liabilities
Prepayments and deposits	—	113,521
Other receivables	144,670	(17)
Accruals	3,273	(12,652)
Net cash used in continuing operations	(53,634)	(271,021)
Net cash used in discontinued operations	(1,651)	(238,462)
Net cash used in operating activities	(55,285)	(509,483)

Cash flows from investing activities
Proceeds from disposal of property, plant and equipment	—	111
Proceeds from disposal of subsidiary and VIE, net of cash $13,145 disposed of	6,727	—
Purchase of property, plant and equipment	—	(51,000)
Advance to a director	—	(420,686)
Repayment to a director	—	420,686
Net cash provided by (used in) continuing operations	6,727	(50,889)
Net cash used in discontinued operations	—	(93,808)
Net cash provided by (used in) investing activities	6,727	(144,697)

Cash flows from financing activities
Repayment of advance to a director	—	(49,733)
Advance from a director	33,276	—
Proceed from issue of shares	—	216,920
Net cash provided by continuing operations	33,276	167,187
Net cash provided by discontinued operations	4,123	117
Net cash provided by financing activities	37,399	167,304

Effect of exchange rates on cash	(832)	(33,084)

Net decrease in cash and cash equivalents	(11,991)	(519,960)

Cash and cash equivalents at beginning of period	12,511	883,812

Cash and cash equivalents at end of period	$520	$363,852

Supplemental of cash flow information
Cash paid during the period for:
Interest	$—	$99,202
Income taxes	$—	$—

Analysis of cash and cash equivalents
	June 30, 2021	December 31, 2020	June 30, 2020	December 31 2019
Included in cash and cash equivalents per consolidated balance sheets	$520	$1,013	$42,861	$196,804
Included in assets of discontinued operations	—	11,498	320,991	687,008
Cash and cash equivalents, end of period/ year	$520	$12,511	$363,852	$883,812

The accompanying notes are an integral part of these condensed financial statements.

IWEB, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Unaudited)

(In U.S. dollars)

Three and six months ended June 30, 2021

	Common Stock		Additional		Accumulated Other	Non-
	Number of		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Equity
Balance as of January 1, 2021	40,306,211	$7,801	$3,207,635	$(3,356,283)	$(93,472)	$(171,059)	$(405,378)
Net loss	—	—	—	(315,987)	—	(49,756)	(365,743)
Foreign currency translation adjustment	—	—	—	—	70,090	7,110	77,200
Balance as of March 31, 2021	40,306,211	$7,801	$3,207,635	$(3,672,270)	$(23,382)	$(213,705)	$(693,921)
Disposal of interest in a subsidiary	—	—	—	—	—	233,150	233,150
Realization of foreign currency translation loss relating to disposal of a subsidiary	—	—	—	13,541	(13,541)	—	—
Net profit (loss)	—	—	—	227,715	—	(24,209)	203,506
Foreign currency translation adjustment	—	—	—	—	44,586	4,764	49,350
Balance as of June 30, 2021	40,306,211	7,801	3,207,635	(3,431,014)	7,663	—	(207,915)

Three and six months ended June 30, 2020

	Common Stock		Additional		Accumulated Other	Non-
	Number of		Paid-In	Accumulated	Comprehensive	Controlling	Stockholders’
	shares	Amount	Capital	Deficit	Loss	Interests	Equity
Balance as of January 1, 2020	40,197,751	$7,790	$2,990,726	$(2,321,583)	$(76,721)	$(2,696)	$597,516
Share issued	108,460	11	216,909				216,920
Net loss	—	—	—	(500,685)	—	(67,774)	(568,459)
Foreign currency translation adjustment	—	—	—	—	107,364	622	107,986
Balance as of March 31, 2020	40,306,211	$7,801	$3,207,635	$(2,822,268)	$30,643	$(69,848)	$353,963
Net loss	—	—	—	(136,164)	—	(19,097)	(155,261)
Foreign currency translation adjustment	—	—	—	—	(77,695)	(3,633)	(81,328)
Balance as of June 30, 2020	40,306,211	7,801	3,207,635	(2,958,432)	(47,052)	(92,578)	117,374

The accompanying notes are an integral part of these financial statements.

IWEB, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $155,958), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $936) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI’s written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

Pursuant to an Exclusive Purchase Option Agreement, the shareholders of Digiwork granted to Enigma BVI and any party designated by Enigma BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in Digiwork, or the “Equity Interests,” at a purchase price equal to the registered capital paid by the shareholders of Digiwork for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law; Pursuant to powers of attorney executed by each of the shareholders of Digiwork, such shareholders irrevocably authorized any person appointed by Enigma BVI to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of Digiwork’s shareholders, disposing of all or part of the shareholder’s equity interest in Digiwork, and electing, appointing or removing directors and executive officers. The person designated by Enigma BVI is entitled to dispose of dividends and profits on the equity interest without reliance of any oral or written instructions of the shareholder. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Digiwork. Each shareholder has waived all the rights which have been authorized to Enigma BVI’s designated person under each power of attorney.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI’s written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.
2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder’s equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.
3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

On June 4, 2021, Marvelous ERA Limited, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of IWEB, Inc., completed the sale of 35,000 shares, representing 70% of the issued and outstanding shares of OBON BVI to Panas Jirawattananunt, a 3rd party individual and resident of Thailand for a total of $20,000, pursuant to a Share Purchase Agreement dated May 28, 2021. The Company considers May 31, 2021 as the disposal effective date since the operational and management control over OBON BVI was shifted from Marvelous ERA to the Purchaser on May 31, 2021.

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. The pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in Thailand. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home from March 23, 2020 to May 7, 2020, and April 19, 2021 to now. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At June 30, 2021, the Company had an accumulated deficit of $3,431,014. These conditions raise substantial doubt about its ability to continue as a going concern. The Company’s plan for continuing as a going concern included improving its profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. There can be no assurance that the Company will be successful in its plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States of America generally accepted accounting principles (“U.S. GAAP”).

The interim condensed consolidated financial information as of June 30, 2021 and for the three and six month periods ended June 30, 2021 and 2020 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in condensed consolidated financial statements prepared in accordance with U.S. GAAP have not been included. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying footnotes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 13, 2021.

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

For the Company’s non-wholly owned subsidiaries, a noncontrolling interest is recognized to reflect a portion of equity that is not attributable, directly or indirectly, to the Company. Consolidated net income in the consolidated income statements includes net income (loss) attributable to noncontrolling interests. The cumulative results of operations attributable to noncontrolling interests are also recorded as noncontrolling interests in the Company’s consolidated balance sheets. Cash flows related to transactions with noncontrolling interests are presented under financing activities in the consolidated statements of cash flows.

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

The following financial information of Digiwork is included in the accompanying condensed consolidated financial statements:

	June 30, 2021	December 31, 2020
ASSETS
Cash at bank and on hand	$99	$116
Prepayments and deposits	175	187
Other receivables	2,420	151,236
Property, plant and equipment, net	1,756	3,006

TOTAL ASSETS	$4,450	$154,545

LIABILITIES
Accruals	$3,497	$4,380
Amount due to a director	453,437	483,604
Amount due to Enigma BVI	849,998	1,000,000

TOTAL LIABILITIES	$1,306,932	$1,487,984

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues	$—	$—	$—	$—

Net (loss) profit	$(22,292)	$2,093	$(56,011)	$(150,396)

	For the six months ended June 30,
	2021	2020
Net cash used in operating activities	$(639)	$(1,138)
Net cash provided by investing activities	—	111
Net cash provided by financing activities	629	799

OBON Thailand

OBON Thailand was owned 90.9% by Ms. Chanikarn Lertchawalitanon, 0.1% by Wanee Watcharakangka, and 9.0% by Mr. Ratanaphon Wongnapachant. For the consolidated VIE, management made evaluations of the relationships between the Company and the VIE and the economic benefit flow of contractual arrangements with the VIE. In connection with such evaluation, management also took into account the fact that, as a result of such contractual arrangements, the Company controlled the shareholders’ voting interests in the VIE, until the disposal of OBON BVI (see below and note 3). As a result of such evaluation, management concluded that OBON BVI was the primary beneficiary of its consolidated VIE until the disposal of OBON BVI.

OBON Thailand was established as a VIE for the Company’s business expansion and development in Thailand, which imposes certain restrictions on foreign invested companies. Until the disposal of OBON BVI, the Company consolidated in its condensed consolidated financial statements of the VIE of which the Company was the primary beneficiary.

On June 4, 2021, Marvelous ERA Limited, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of IWEB, Inc., completed the sale of 35,000 shares, representing 70% of the issued and outstanding shares of OBON BVI to Panas Jirawattananunt, an individual and resident of Thailand for a total of $20,000, pursuant to a Share Purchase Agreement dated May 28, 2021. The Company considers May 31, 2021 as the disposal effective date since the operational and management control over OBON BVI was shifted from Marvelous ERA to the Purchaser on May 31, 2021.

As of May 31, 2021, operations of OBON BVI and its VIE to be disposed of were reported as discontinued operations. Accordingly, assets, liabilities, revenues, expenses and cash flows related to OBON BVI and its VIE have been reclassified in the consolidated financial statements as discontinued operations for all periods presented. Additional information with respect to the sale of these subsidiary and VIE is presented at Note 3.

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

Impairment of Long-lived Assets

In accordance with ASC 360-10-35, we review the carrying values of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based on the existence of one or more indicators of impairment, the Company measures any impairment of long-lived assets using the projected discounted cash flow method at the asset group level. The estimation of future cash flows requires significant management judgment based on the Company’s historical results and anticipated results and is subject to many factors. The discount rate that is commensurate with the risk inherent in the Company’s business model is determined by its management. An impairment loss would be recorded if the Company determined that the carrying value of long-lived assets may not be recoverable. The impairment to be recognized is measured by the amount by which the carrying values of the assets exceed the fair value of the assets. No impairment has been recorded by the Company as of June 30, 2021 and December 31, 2020.

Revenue Recognition

Revenue is principally comprised of image coding services revenue, and represents the fair value of the consideration received or receivable for the provision of services in the ordinary course of the Company’s activities and is recorded net of value-added tax (“VAT”). Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligation.

Revenues are recognized when the customer obtains control of our product or services, which may occur at a point in time or over time depending on the terms and conditions of the agreement.

Foreign Currency and Foreign Currency Translation

The functional currency of the Company and its subsidiaries is US$. The Company’s VIEs with operations in Thailand use their respective local currency, Thai Baht (“THB”), as their functional currency. An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements.

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

Translation of amounts from THB into U.S. dollars has been made at the following exchange rates:

Balance sheet items, except for equity accounts
June 30, 2021	THB32.0600 to $1
December 31, 2020	THB30.0200 to $1

Income statement and cash flows items
For the six months ended June 30, 2021	THB30.8460 to $1
For the six months ended June 30, 2020	THB31.6150 to $1

Research and Development

Research and development costs are paid to Digiwork Korea, which has provided research and development services to Digiwork for a period of five years commencing since March 31, 2017. Pursuant to the Amendment No.2 to the Amended and Restated Joint Business Agreement, the research and development services expired on December 31, 2020. Research and development costs are recognized in general and administrative expenses and expensed as incurred. Research and development expense was $nil and $56,150 for the three months ended June 30, 2021 and 2020, respectively; and $nil and $113,521 for the six months ended June 30, 2021 and 2020, respectively.

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

	For the three months ended June 30,				For the six months ended June 30,
	2021		2020		2021		2020
Net loss from continuing operations	$(63,021)		$(91,605)		$(262,910)		$(434,150)

Profit (loss) from discontinued operations, net of income taxes	266,527		(63,656)		100,673		(289,570)
Loss from discontinued operations attributable to non-controlling interests	24,209		19,097		73,965		86,871
Profit (loss) from discontinued operations attributable to ordinary stockholders of IWEB, Inc.	$290,736		$(44,559)		$174,638		$(202,699)

Net profit (loss) attributable to ordinary stockholders of IWEB, Inc.	$227,715		$(136,164)		$(88,272)		$(636,849)

Weighted average number of common shares outstanding – basic and diluted	40,306,211		40,306,211		40,306,211		40,260,920

Loss from continuing operations per share- Basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.01)

Income (Loss) from discontinued operations per share- Basic and diluted	$0.01		$(0.00)	*	$0.00	*	$(0.01)

Income (Loss) per share - Basic and diluted	$0.01		$(0.00)	*	$(0.00)	*	$(0.02)
*	Less than $0.01 per share

The calculation of basic net income (loss) per share of common stock is based on the net profit (loss) attributable to ordinary stockholders of IWEB, Inc. for the six months ended June 30, 2021 and 2020 and the weighted average number of ordinary shares outstanding.

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

Discontinued operations

A component of a reporting entity or a group of components of a reporting entity that are disposed or meet the criteria to be classified as held for sale, such as the management, having the authority to approve the action, commits to a plan to sell the disposal group, should be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Discontinued operations are reported when a component of an entity comprising operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity is classified as held for disposal or has been disposed of, if the component either (1) represents a strategic shift or (2) have a major impact on an entity’s financial results and operations. In the consolidated statement of operations, result from discontinued operations is reported separately from the income and expenses from continuing operations and prior periods are presented on a comparative basis.

Assets and liabilities of the discontinued operations are classified as held for sale when the carrying amounts will be recovered principally through a sale transaction.

When dispose a subsidiary, the Company deconsolidates the subsidiary from the date control is lost. Any retained non-controlling investment in the former subsidiary is measured at fair value and is included in the calculation of the gain or loss upon deconsolidation of the subsidiary.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022.The Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

NOTE 3 – DISCONTINUED OPERATIONS

On June 4, 2021, Marvelous ERA Limited, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of IWEB, Inc., completed the sales of 35,000 shares, representing 70% of the issued and outstanding shares of OBON BVI to Panas Jirawattananunt, an individual and resident of Thailand for a total of $20,000, pursuant to a Share Purchase Agreement dated May 28, 2021. The Company considers May 31, 2021 as the disposal effective date since the operational and management control over OBON BVI was shifted from Marvelous ERA to the Purchaser on May 31, 2021.

As of May 31, 2021, operations of OBON BVI and its VIE OBON Thailand to be disposed of were reported as discontinued operations. Accordingly, assets, liabilities, revenues, expenses and cash flows related to OBON BVI and its VIE OBON Thailand have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations reported in the consolidated balance sheets:

As of
December 31, 2020
Cash and cash equivalents	$11,498
Prepayments and deposits	163,558
Accounts receivable	5,685
Other receivables	13,570
Deposits paid for acquisition of property, plant and equipment	319,787

Property, plant and equipment, net	105,313
Long-live asset subtotal	105,313

Assets of discontinued operations	619,411
Classified as:
— Current	194,311
— Non-current	425,100

Accruals and Other payables	$60,015
Short-term loan	854,318
Bank overdrafts	13,739
Amounts due to directors	44,872
Liabilities of discontinued operations	972,944
Classified as:
— Current	972,944
— Non-current	—

The following table presents the components of discontinued operations reported in the consolidated statements of comprehensive loss:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Revenue	$(17)	$1,914	$945	$1,914
Cost of revenue	(298)	(534)	(850)	(534)
General and administrative expenses	(36,579)	(64,234)	(92,047)	(123,113)
Finance cost	(42,290)	(63,340)	(105,878)	(128,253)
Other income (expense)	(1,512)	62,538	(48,720)	(39,584)
Gain on disposal of subsidiary	347,223	—	347,223	—
Profit (Loss) before provision of income taxes	266,527	(63,656)	100,673	(289,570)
Income tax expense	—	—	—	—
Profit (Loss) from discontinued operations, net of income taxes	$266,527	$(63,656)	$100,673	$(289,570)

Attributable to:
Non-controlling interests	$(24,209)	$(19,097)	$(73,965)	$(86,871)
Ordinary stockholders of IWEB, Inc.	$290,736	$(44,559)	$174,638	$(202,699)

The following table summarizes the net liabilities of OBON BVI and OBON Thailand at the date of disposal (May 31, 2021):

Cash and cash equivalents	$13,145
Prepayments and deposits	102,152
Accounts receivable	6,296
Other receivables	12,826
Deposits paid for acquisition of property, plant and equipment	299,439
Property, plant and equipment, net	89,306
Accruals and Other payables	(189,388)
Short-term loan	(832,573)
Bank overdrafts	(13,470)
Amount due to Enigma BVI	(216,666)
Amounts due to directors	(48,234)
Net liabilities of OBON BVI upon disposal	(777,167)
70%
Interests in net liabilities of OBON BVI being disposed of	(544,017)
Waiver of amount due to Enigma BVI	(216,666)
Net consideration received	19,872
Gain on disposal of subsidiary	$347,223

NOTE 4 - CASH AND CASH EQUIVALENTS

	June 30, 2021	December 31, 2020
Bank balances	$520	$1,013

NOTE 5 - BALANCES WITH RELATED PARTIES

	June 30, 2021	December 31, 2020
Due from shareholders	$1,250	$1,250

Due to directors
Mr. Ratanaphon Wongnapachant – resigned on July 26, 2021	(79,157)	(109,324)
Mr. Wai Hok Fung	(121,109)	(88,461)
	$(200,266)	$(197,785)

The balances with shareholders and directors detailed above as of June, 2020 and December 31, 2020 are unsecured, non-interest bearing, receivable and repayable on demand.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30, 2021	December 31, 2020
Office and computer equipment	$9,231	$9,858
Leasehold improvements	51,000	51,000
Software	1,454	1,552
Less: Accumulated depreciation	(59,929)	(59,404)
	$1,756	$3,006

Depreciation expenses from continuing operations charged to the statements of comprehensive loss for the three months ended June 30, 2021 and 2020 were $544 and $26,033, respectively; for the six months ended June 30, 2021 and 2020 were $1,101 and $26,581, respectively.

Depreciation expenses from discontinued operations charged to the statements of comprehensive loss for the three months ended June 30, 2021 and 2020 were $3,471 and $2,073, respectively; for the six months ended June 30, 2021 and 2020 were $8,822 and $3,181, respectively.

NOTE 7 - COMMON STOCK

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

NOTE 8 - INCOME TAXES

(a)    The local (United States) and foreign components of loss before income taxes from continuing operations were comprised of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Tax jurisdictions from:
- Local	$(17,040)	$(18,542)	$(141,057)	$(138,053)
- Foreign, representing:
BVI	(23,689)	(75,155)	(65,842)	(145,700)
HK	—	—	—	—
Thailand	(22,292)	2,092	(56,011)	(150,397)

Loss before income taxes from continuing operations	$(63,021)	$(91,605)	$(262,910)	$(434,150)

United States of America

The Company is incorporated in the State of Nevada and is subject to the U.S. federal tax and state tax. The Tax Cuts and Jobs Act of (“TCJ Act”) was signed into law in December 2017, and among its many provisions, it imposed a mandatory one-time transition tax on undistributed international earnings and reduced the U.S. corporate income tax rate to 21%, effective January 1, 2018. No provision for income taxes in the United States has been made as the Company had no taxable income for the three and six months ended June 30, 2021 and 2020.

British Virgin Islands

Under the current laws of the British Virgin Islands, entities incorporated in British Virgin Islands are not subject to tax on their income or capital gains.

Thailand

The statutory corporate income tax rate in Thailand (“CIT”) is 20%.

Digiwork, assuming a paid-in capital not exceeding 5 million Thai baht (THB) ($155,958) at the end of any accounting period and income from the sale of goods and/or the provision of services not exceeding THB 30 million ($935,745) in any accounting period, is subject to CIT in Thailand at the following reduced rates:

Net profit
Nil – THB300,000 ($9,357)	0%
THB300,000 – THB3,000,000 ($93,575)	15%
Over THB3,000,000 ($93,575)	20%

A reconciliation of loss before income taxes from continuing operations to the effective tax rate as follows:

	For the three months ended June 30,		For six the months ended June 30,
	2021	2020	2021	2020
Loss before income taxes	$(63,021)	$(91,605)	$(262,910)	$(434,150)
Statutory income tax rate	21%	21%	21%	21%
Income tax credit computed at statutory income tax rate	(13,234)	(19,237)	(55,211)	(91,172)
Reconciling items:
Non-deductible expenses/ non-taxable income	3,245	(1,566)	8,745	27,666
Tax effect of tax exempt entity	4,975	15,782	13,827	30,597
Rate differential in different tax jurisdictions	223	(21)	560	1,504
Valuation allowance on deferred tax assets	4,791	5,042	32,079	31,405

Total tax expenses	$—	$—	$—	$—

(b)   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2021 and December 31, 2020 are presented below

	June 30, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$246,861	$217,239
- Thailand	97,698	95,334
	344,559	312,573
Less: Valuation allowance	(344,559)	(312,573)
	$—	$—

The Company has accumulated net operating loss carryovers of approximately $1,175,531 and $1,034,473 as of June 30, 2021 and December 31, 2020, respectively, which are available to reduce future taxable income. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $145,660 for federal income tax reporting purposes may be subject to annual limitations. A change in ownership may limit the utilization of the net operating loss carry forwards in future years. The tax losses will begin to expire in 2035.

As of June 30, 2021, and December 31, 2020, the entities in Thailand had net operating loss carry forwards of $488,488 and $476,669, respectively, which will expire in various years through 2024.

Management believes that it is more likely than not that the Company will not realize these potential tax benefits as these operations will not generate any operating profits in the foreseeable future. As a result, a valuation allowance was provided against the full amount of the potential tax benefits.

NOTE 9 - SEGMENT INFORMATION

The Company’s segments are business units that offer different products and services and are reviewed separately by the chief operating decision maker (the “CODM”), or the decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Company’s Chief Executive Officer.

The Company has one reportable segment, being technology development and provision of coding services in various industries and markets. Starting from the last quarter of fiscal 2019 until June 4, 2021, there was one additional segment, consisting of the leasing and installation of network systems, WiFi devices and related accessories (note 3).

The Company primarily operates in Thailand. Substantially all the Company’s long-lived assets are located in Thailand.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Rental expense from continuing operations was $14,103 and $21,154 for the three months ended June 30, 2021 and 2020, respectively, and $35,256 and $42,653 for the six months ended June 30, 2021 and 2020, respectively. Rental expense from discontinued operations was $7,574 and $11,264 for the three months ended June 30, 2021 and 2020, respectively, and $19,452 and $22,774 for the six months ended June 30, 2021 and 2020, respectively.

On October 1, 2019, the Company entered into a lease with a company (“Lessor”) beneficially owned by Ms. Tang Oi Ming Denise (holding 7.5% of the Company’s shares of common stock as of December 31, 2020 and 7.5% as of June 30, 2021) and Ms. Tang Oi Ming Denise was also a director of Lessor who later resigned on March 15, 2021, for office space in Hong Kong for the period of one year, at HKD55,000 (approximately $7,051) per month. On October 1, 2020, the lease was renewed for the period of one year, at HKD55,000 (approximately $7,051) per month. For the six months ended June 30, 2021 and 2020, the Company incurred and paid rental amounts of $35,256 and $42,653, respectively, to Ms. Tang Oi Ming Denise that are included in General and administrative expenses. The company early terminated the lease effective in May 31, 2021.

The Company has entered into a lease for office space located in Din Daeng Sub-district, Din Daeng District, Bangkok, Thailand for the period from February 21, 2017 to February 20, 2020, at THB127,120 ($3,965) per month. The Company early terminated the lease effective in July 2019.

On August 1, 2019, OBON Thailand entered into a rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space from Mr. Thanawat Wongnapachant for a period of twelve months at THB50,000 ($1,560) per month. On August 1, 2020, the rental agreement was renewed for a period of twelve months at THB50,000 ($1,560) per month.

On November 1, 2019, OBON Thailand entered into an additional rental agreement with Mr. Thanawat Wongnapachant, brother of the Company’s CEO, to lease an office space property from Mr. Thanawat Wongnapachant for a period of twelve months at THB70,000 ($2,183) per month. On November 1, 2020, the rental agreement was renewed for a period of twelve months at THB70,000 ($2,183) per month.

For the six months ended June 30, 2021 and 2020, the Company incurred rental amounts of $19,452 and $22,774, respectively, to Mr. Thanawat Wongnapachant that are included in discontinued operations.

Employment Agreement

On October 1, 2019, Enigma BVI entered into a three-year employment agreement with Hok Fung Wai, the president of the Company, to serve as Enigma BVI’s general manager from October 1, 2019 to October 1, 2022. Enigma BVI may, in its absolute discretion, terminate the employment agreement, with one month notice or for cause. The agreement provides Mr. Wai a monthly salary of HK$45,000 (approximately $5,769). Salaries paid to Mr. Wai during the three months ended June 30, 2021 and 2020 totaled $11,730 and $16,731, respectively, and $34,615 and $40,385 during the six months ended June 30, 2021 and 2020, respectively.

NOTE 11 - THAILAND AND HONG KONG CONTRIBUTION PLANS

In accordance with the rules and regulations of Thailand, the employees of the VIEs established in Thailand are required to participate in a defined contribution retirement plan organized by local government. Contributions to this plan are expensed as incurred and other than these monthly contributions, the VIE has no further obligation for the payment of retirement benefits to its employees. For the three months ended June 30, 2021 and 2020, the VIEs contributed a total of $336 and $366, respectively; for the six months ended June 30, 2021 and 2020, the VIE contributed a total of $618 and $803, respectively, to this plan that are included in discontinued operations.

The Company also makes payments to a defined contribution plan for the benefit of employees employed in Hong Kong. Amounts contributed from continuing operations during the three months ended June 30, 2021 and 2020 were $577 and $577, respectively; Amounts contributed during the six months ended June 30, 2021 and 2020 were $962 and $1,154, respectively.

NOTE 12 - CERTAIN RISKS AND CONCENTRATIONS

Credit risk

At June 30, 2021 and December 31, 2020, the Company’s cash and cash equivalents included bank deposits in accounts maintained in Thailand. The Company does not experience any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Foreign currency risk

As a result of the operations in Thailand, the Company is exposed to foreign exchange risk arising from the currency exposures primarily with respect to THB. The Company’s VIEs with operations in Thailand use their respective local currency, THB, as their functional currency. Although a majority of their total revenues, their payroll and other operating expenses are incurred and paid in Thai baht, the payment of R&D services provided by Digiwork Korea is required to be made in the U.S. dollar. As of June 30, 2021 and December 31, 2020, Digiwork Thailand owed Enigma BVI $849,998 and $1,000,000 respectively, which Enigma BVI has settled the payment of R&D services provided by Digiwork Korea.

NOTE 13 - SUBSQUENT EVENTS

On July 29, 2021, the Company entered into an Acquisition Agreement that provides for, among other things, for the Company to acquire 100% of Tingo Mobile PLC (“Tingo Mobile”), a Nigerian company, from Tingo International Holdings Inc. (“Tingo International”), a Delaware corporation.

Pursuant to the Acquisition Agreement, at closing, the Company agreed to issue 928,000,000 Class A Common shares to Tingo International, and 65,000,000 Class B Common Shares to the Class B Shareholders of Tingo International, in full satisfaction of and in exchange for 100% of the issued and outstanding shares of Tingo Mobile. Upon closing of the transaction Tingo Mobile shall become a wholly owned subsidiary of the Company.

As part of the Acquisition Agreement, prior to closing the Company agreed to change its name to Tingo Inc. and amend its articles of incorporation to provide for its authorized share capital so as to have 1,250,000,000 Class A Common Shares of $0.001 par value, 200,000,000 Class B Common Shares of $0.0001 par value, and 50,000 Preferred Shares with such rights and privileges as the majority of the board may designate at its discretion.

At closing, the Company agreed to appoint up to eight directors nominated by Tingo International for a total of 10 directors, two of which shall be independent. The agreement also contemplates the appointment of new officers.

The parties to the Acquisition Agreement further agreed that in the event that the share price of the Company trades below $5.00 per share for 60 consecutive days after closing, the Board of Directors of the Company, at its sole discretion, may elect to approve a stock consolidation to increase the share price and that all parties are in agreement and in favor of such consolidation should it be deemed necessary by the Board of Directors of the Company.

In connection with the transaction, at closing, an arm’s length finder is entitled to a 3% finder’s fee, to be paid in the Company’s Class A Common shares.

The closing of the Acquisition Agreement was conditioned upon receipt by the Company of the financial statements of Tingo Mobile, shareholder approval of the transaction by Tingo International and completion of the Company’s amendment to increase its authorized capital stock.

On August 15, 2021, having completed all conditions under the Acquisition Agreement, including receipt of the financial statements from Tingo Mobile, approval of the transaction by Tingo International and completion of the Company’s increase in authorized capital, the Company closed the transaction with Tingo International, and issued 928,000,000 Class A Common shares to Tingo International, and 65,000,000 Class B Common Shares to the Class B Shareholders of Tingo International, in exchange for 100% of the capital stock of Tingo Mobile.  The Company paid out 27,840,000 shares of Class A common stock to the finder, representing 3% of the transaction.

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

Enigma BVI was incorporated on February 22, 2017 in the British Virgin Islands.

Digiwork (Thailand) Co., Ltd. (“Digiwork”) was established and incorporated in Thailand on November 24, 2016. The authorized capital of Digiwork is THB5,000,000 (approximately $ 155,958), divided into 500,000 common shares with a par value of THB10 per share, which has been fully paid up as of December 31, 2016.

On May 15, 2017, Enigma BVI, Digiwork and the shareholders of Digiwork entered into the following commercial arrangements, or collectively, “VIE Agreements,” pursuant to which Enigma BVI has contractual rights to control and operate the businesses of Digiwork.

Pursuant to an Exclusive Technology Consulting and Service Agreement, Enigma BVI agreed to act as the exclusive consultant of Digiwork and provide technology consulting and services to Digiwork. In exchange, Digiwork agreed to pay Enigma BVI a technology consulting and service fee, the amount of which is decided by Enigma BVI on the basis of the work performed and commercial value of the services and the fee amount to be equivalent to the amount of net profit before tax of Digiwork on a quarterly basis; provided that the minimum amount of which is no less than THB30,000 (approximately $936) per quarter. Without the prior written consent of Enigma BVI, Digiwork may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be Enigma BVI’s sole and exclusive property. The term of this agreement will expire on May 15, 2027 and may be extended unilaterally by Enigma BVI with Enigma BVI’s written confirmation prior to the expiration date. Digiwork cannot terminate the agreement early unless Enigma BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

Pursuant to an Exclusive Purchase Option Agreement, the shareholders of Digiwork granted to Enigma BVI and any party designated by Enigma BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in Digiwork, or the “Equity Interests,” at a purchase price equal to the registered capital paid by the shareholders of Digiwork for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law; Pursuant to powers of attorney executed by each of the shareholders of Digiwork, such shareholders irrevocably authorized any person appointed by Enigma BVI to exercise all shareholder rights, including but not limited to voting on their behalf on all matters requiring approval of Digiwork’s shareholders, disposing of all or part of the shareholder’s equity interest in Digiwork, and electing, appointing or removing directors and executive officers. The person designated by Enigma BVI is entitled to dispose of dividends and profits on the equity interest without reliance of any oral or written instructions of the shareholder. Each power of attorney will remain in force for so long as the shareholder remains a shareholder of Digiwork. Each shareholder has waived all the rights which have been authorized to Enigma BVI’s designated person under each power of attorney.

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

The VIE Agreements are as follows:

1.	Exclusive Technology Consulting and Service Agreement by and between OBON BVI and OBON Thailand. Pursuant to the Exclusive Technology Consulting and Service Agreement, OBON BVI agreed to act as the exclusive consultant of OBON Thailand and provide technology consulting and services to OBON Thailand. In exchange, OBON Thailand agreed to pay OBON BVI a technology consulting and service fee, the amount of which is decided by OBON BVI on the basis of the work performed and commercial value of the services, and the fee amount is to be equivalent to the amount of net profit before tax of OBON Thailand on a quarterly basis; provided that the minimum amount of which shall be no less than THB30,000 (approximately $960) per quarter. Without the prior written consent of OBON BVI, OBON Thailand may not accept the same or similar technology consulting and services provided by any third party during the term of the agreement. All the benefits and interests generated from the agreement, including but not limited to intellectual property rights, know-how and trade secrets, will be OBON BVI’s sole and exclusive property. The term of this agreement will expire on June 3, 2029 and may be extended unilaterally by OBON BVI with OBON BVI’s written confirmation prior to the expiration date. OBON Thailand cannot terminate the agreement early unless OBON BVI commits fraud, gross negligence or illegal acts, or becomes bankrupt or winds up.

2.	Exclusive Purchase Option Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Exclusive Purchase Option Agreements, each of OBON Thailand Shareholders granted to OBON BVI and any party designated by OBON BVI the exclusive right to purchase at any time during the term of this agreement all or part of the equity interests in OBON Thailand, or the “Equity Interests,” at a purchase price equal to the registered capital paid by each of OBON Thailand Shareholders for the Equity Interests, or, in the event that applicable law requires an appraisal of the Equity Interests, the lowest price permitted under applicable law. Pursuant to a power of attorney executed by each of OBON Thailand Shareholders, each of them irrevocably authorized any person appointed by OBON BVI to exercise all shareholder rights, including but not limited to voting on his/her behalf on all matters requiring approval of OBON Thailand’s shareholder, disposing of all or part of the shareholder’s equity interest in OBON Thailand, and electing, appointing or removing directors and executive officers. The person designated by OBON BVI is entitled to dispose of dividends and profits on the equity interest without reliance on any oral or written instructions of OBON Thailand Shareholders. The power of attorney will remain in force for so long as each of OBON Thailand Shareholders remains the shareholder of OBON Thailand. Each of OBON Thailand Shareholders has waived all the rights which have been authorized to OBON BVI’s designated person under power of attorney.
3.	Equity Pledge Agreements by and among OBON BVI, OBON Thailand and each of OBON Thailand Shareholders. Pursuant to the Equity Pledge Agreements, each of OBON Thailand Shareholders pledged all of the Equity Interests to OBON BVI to secure the full and complete performance of the obligations and liabilities on the part of OBON Thailand and him/her under this and the above contractual arrangements. If OBON Thailand or OBON Thailand Shareholders breaches their contractual obligations under these agreements, then OBON BVI, as pledgee, will have the right to dispose of the pledged equity interests. Each OBON Thailand Shareholders agrees that, during the term of the Equity Pledge Agreement, he/she will not dispose of the pledged equity interests or create or allow any encumbrance on the pledged equity interests, and he/she also agrees that OBON BVI’s rights relating to the equity pledge should not be prejudiced by the legal actions of the shareholder of OBON Thailand, his successors or designees. During the term of the equity pledge, OBON BVI has the right to receive all of the dividends and profits distributed on the pledged equity. The Equity Pledge Agreement will terminate on the second anniversary of the date when OBON Thailand and OBON Thailand Shareholders have completed all their obligations under the contractual agreements described above.

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

On June 4, 2021, Marvelous ERA Limited, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of IWEB, Inc., completed the sales of 35,000 shares, representing 70% of the issued and outstanding shares of OBON BVI to Panas Jirawattananunt, an individual and resident of Thailand for a total of US$20,000, pursuant to a Share Purchase Agreement dated May 28, 2021. The Company considers May 31, 2021 as the disposal effective date since the operational and management control over OBON BVI was shifted from Marvelous ERA to the Purchaser on May 31, 2021.

On July 29, 2021, the company entered into an Acquisition Agreement that provides for, among other things, for the company to acquire 100% of Tingo Mobile PLC (“Tingo Mobile”), a Nigerian company, from Tingo International Holdings Inc. (“Tingo International”), a Delaware corporation.

Pursuant to the Acquisition Agreement, at closing, the company agreed to issue 928,000,000 Class A Common shares to Tingo International, and 65,000,000 Class B Common Shares to the Class B Shareholders of Tingo International, in full satisfaction of and in exchange for 100% of the issued and outstanding shares of Tingo Mobile. Upon closing of the transaction Tingo Mobile shall become a wholly owned subsidiary of the company.

As part of the Acquisition Agreement, prior to closing the company agreed to change its name to Tingo Inc. and amend its articles of incorporation to provide for its authorized share capital so as to have 1,250,000,000 Class A Common Shares of $0.001 par value, 200,000,000 Class B Common Shares of $0.0001 par value, and 50,000 Preferred Shares with such rights and privileges as the majority of the board may designate at its discretion.

At closing, the company agreed to appoint up to eight directors nominated by Tingo International for a total of 10 directors, two of which shall be independent.  The agreement also contemplates the appointment of new officers.

The parties to the Acquisition Agreement further agreed that in the event that the share price of the company trades below $5.00 per share for 60 consecutive days after closing, the Board of Directors of the company, at its sole discretion, may elect to approve a stock consolidation to increase the share price and that all parties are in agreement and in favor of such consolidation should it be deemed necessary by the Board of Directors of the company.

In connection with the transaction, at closing, an arm’s length finder is entitled to a 3% finder’s fee, to be paid in the company’s Class A Common shares.

The closing of the Acquisition Agreement was conditioned upon receipt by the company of the financial statements of Tingo Mobile, shareholder approval of the transaction by Tingo International and completion of the company’s amendment to increase its authorized capital stock.

On August 15, 2021, having completed all conditions under the Acquisition Agreement, including receipt of the financial statements from Tingo Mobile, approval of the transaction by Tingo International and completion of the company’s increase in authorized capital, the company closed the transaction with Tingo International, and issued 928,000,000 Class A Common shares to Tingo International, and 65,000,000 Class B Common Shares to the Class B Shareholders of Tingo International, in exchange for 100% of the capital stock of Tingo Mobile. The company paid out 27,840,000 shares of Class A common stock to the finder, representing 3% of the transaction.

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

Substantially all of our revenues are generated in Thailand. The Company’s business and services and results of operations have been adversely affected and could continue to be adversely affected by the COVID-19 pandemic. In response to the evolving dynamics related to the COVID-19 outbreak, the Company is following the guidelines of local authorities as it prioritizes the health and safety of its employees, contractors, suppliers and business partners. Our office in Thailand has been closed and all of the Company’s employees in Thailand have been working from home from March 23, 2020 to May 7, 2020, and from April 19, 2021 to now. The quarantines, travel restrictions, and the temporary closure of office buildings have negatively impacted our business including our wifi installation project. Our suppliers have negatively been affected, and could continue to be negatively affected in their ability to supply and ship wifi related devices and parts to us if there is any further outbreak or resurgence of COVID-19. Our customers that are negatively impacted by the outbreak of COVID-19 may reduce their budgets to purchase our products and services, which may materially adversely impact our revenue. Some of our customers may require additional time to pay us or fail to pay us at all, which could significantly increase the amount of accounts receivable and require us to record additional allowances for doubtful accounts. The outbreak of COVID-19 has disrupted our supply chain and logistics and caused shortage of active installation workers and service providers for our project and might continue to impose negative impact to our business operations. Some of our customers, contractors, suppliers and other business partners are small and medium-sized enterprises (SMEs), which may not have strong cash flows or be well capitalized, and may be vulnerable to an epidemic outbreak and slowing macroeconomic conditions. If the SMEs that we work with cannot weather the COVID-19 and the resulting economic impact, or cannot resume business as usual after a prolonged outbreak, our revenues and business operations may be materially and adversely impacted.

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

●	Image coding technology,
●	Audio coding technology,
●	Web coding technology, and
●	Security coding technology

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

Results of Operations

Comparison of three months ended June 30, 2021 and 2020:

The following table sets forth key components of our results of operations for the three months ended June 30, 2021 and 2020:

	For the three months ended
	June 30,
	2021	2020
Revenue	$—	$—
Cost of revenue	—	—
General and administrative expenses	(44,738)	(150,530)
Other income (expense)	(18,283)	58,925
Loss before income tax	(63,021)	(91,605)
Income tax	—	—
Net loss from continuing operation	(63,021)	(91,605)
Profit (loss) from discontinued operation, net of income taxes	266,527	(63,656)
Net profit (loss)	$203,506	$(155,261)

Revenues and cost of revenue. We did not recognize any revenue or associated cost of revenues for the three months ended June 30, 2021 and 2020.

General and administrative expenses. Our general and administrative expenses for the three months ended June 30, 2021 was $44,738, including costs associated with our personnel of $12,308, $17,040 of which were audit and professional fees and $14,103 of which were rental expenses.

Our general and administrative expenses for the three months ended June 2020 were $150,530, including costs associated with our personnel of $17,885, R&D expenses of $56,150, audit fee and professional fees of $18,542 and office rentals of $21,154.

Other income (expense). Our other expense for the three months ended June 30, 2021 was $18,283 and other income for the three months ended June 30, 2020 was $58,925, respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea as R&D service fees. As of June 30, 2021 and December 31 2020, our VIE in Thailand owed Enigma BVI $849,998 and $1,000,000 respectively for such R&D service fees paid by Enigma BVI.

Net loss from continuing operation. As a result of the above, we recorded net loss from continuing operation of $63,021 and $91,605 for the three months ended June 30, 2021 and 2020, respectively.

Profit (loss) from discontinued operations, net of income tax. The subsidiary that we sold on June 4, 2021, OBON BVI, together with its VIE OBON Thailand, are reported as discontinued operations in our consolidated financial statements. Profit from discontinued operation, net of income tax, of $266,527 and loss from discontinued operation, net of income tax of $63,656 represent the net profit /(loss) from OBON BVI and its VIE OBON Thailand for the three months ended June 30, 2021 and 2020, respectively.

Comparison of six months ended June 30, 2021 and 2020:

The following table sets forth key components of our results of operations for the six months ended June 30, 2021 and 2020:

	For the six months ended
	June 30,
	2021	2020
Revenue	$—	$—
Cost of revenue	—	—
General and administrative expenses	(214,933)	(398,761)
Other expense	(47,977)	(35,389)
Loss before income tax	(262,910)	(434,150)
Income tax	—	—
Net loss from continuing operation	(262,910)	(434,150)
Profit (loss) from discontinued operation, net of income taxes	100,673	(289,570)
Net loss	$(162,237)	$(723,720)

Revenues and cost of revenue. We did not recognize any revenue or associated cost of revenues for the six months ended June 30, 2021 and 2020.

General and administrative expenses. Our general and administrative expenses for the six months ended June 30, 2021 was $214,933, including costs associated with our personnel of $35,577, $141,057 of which were audit and professional fees and $35,256 of which were rental expenses.

Our general and administrative expenses for the six months ended June 2020 were $398,761, including costs associated with our personnel of $41,538, R&D expenses of $113,521, audit fee and professional fees of $138,053 and office rentals of $42,653.

Other expense. Our other expense for the six months ended June 30, 2021 and 2020 was $47,977 and $35,389 respectively, which was partially related to exchange differences. Although a majority of total revenues, payroll and other operating expenses are incurred and paid by our VIE in Thailand in Thai baht, its payment of R&D services provided by Digiwork Korea is required to be made in U.S. dollars. During 2018, the final payment of $1,000,000 was paid by Enigma BVI to Digiwork Korea as R&D service fees. As of June 30, 2021 and December 31 2020, our VIE in Thailand owed Enigma BVI $849,998 and $1,000,000 respectively for such R&D service fees paid by Enigma BVI.

Net loss from continuing operation. As a result of the above, we recorded net loss from continuing operation of $262,910 and  $434,150 for the six months ended June 30, 2021 and 2020, respectively.

Profit (loss) from discontinued operations, net of income tax. Profit from discontinued operation, net of income tax, of $100,673, and loss from discontinued operation, net of income tax, of $289,570 represent the net profit/ (loss) from OBON BVI and OBON Thailand for the six months ended June 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

Working Capital

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$520	$1,013
Total current assets	4,365	347,996
Total assets	6,121	776,102
Total liabilities	214,036	1,181,480
Accumulated deficit	(3,431,014)	(3,356,283)
Total IWEB, Inc. stockholders’ equity	(207,915)	(405,378)

Going Concern

We have a history of recurring net losses, a significant accumulated deficit and a net working capital deficit. At June 30, 2021, we had an accumulated deficit of $3,431,014. These conditions raise substantial doubt about our ability to continue as a going concern. The report from our independent registered public accounting firm for the year ended December 31, 2020 included an explanatory paragraph in respect of the substantial doubt of our ability to continue as a going concern. Our plan for continuing as a going concern included improving our profitability, and obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet our operating needs. There can be no assurance that we will be successful in our plans described above or in attracting equity or alternative financing on acceptable terms, or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The following table provides detailed information about our net cash flow for the three months ended June 30, 2021 and 2020:

	For the six months ended June 30,
	2021	2020
Net cash used in operating activities	$(55,285)	$(509,483)
Net cash provided by (used in) investing activities	6,727	(144,697)
Net cash provided by financing activities	37,399	167,304
Effect of exchange rate changes on cash and cash equivalents	(832)	(33,084)
Net decrease in cash and cash equivalents	$(11,991)	$(519,960)

Operating Activities

Net cash used in operating activities was $55,285 for the six months ended June 30, 2021, which was mainly due to our net loss  of $262,910 from continuing operations, partially offset by a decrease of $144,670 in other receivables.

Net cash used in operating activities was $509,483 for the six months ended June 30, 2020, which was mainly due to our net loss of $434,150 from continuing operations, partially offset by a decrease of $113,521 in prepayments and deposits.

Investing Activities

Net cash provided by investing activities was $6,727 for the six months ended June 30, 2021, representing the net proceeds from disposal of a subsidiary and a VIE.

Net cash used in investing activities was $144,697 for the six months ended June 30, 2020. We used $51,000 on purchases of property, plant and equipment, and received $111 from disposal of property, plant and equipment for the six months ended June 30, 2020.

Financing Activities

Net cash provided by financing for the six months ended June 30, 2021 and 2020 were $37,399 and $167,304, respectively. For the six months ended June 30, 2021, we received advances of $33,276 from our director. For the six months ended June 30, 2020, we received $216,920 from issuance of our common stock and repaid $49,733 to our director.

Contractual Obligations and Commercial Commitments

We had the following contractual obligations and commercial commitments as of June 30, 2021:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Amounts due to directors	$200,266	$200,266	$—	$—	$—
TOTAL	$200,266	$200,266	$—	$—	$—

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

Owing primarily to Thailand’s legal restrictions on foreign ownership, we currently conduct our business in Thailand through Digiwork Thailand, which we effectively control through a series of contractual arrangements. We consolidate in our financial statements of the VIE, of which we are the primary beneficiary.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. Adoption of the ASUs is on a modified retrospective basis. As a smaller reporting company, the standard will be effective for us for interim and annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that the standard will have on our condensed consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and interim Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an audit committee of the Board of Directors – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is of the utmost importance for entity-level control over our financial statements. Currently, the Board of Directors acts in the capacity of an audit committee.
2.	We did not maintain appropriate cash controls – As of June 30, 2021, we had not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated in part by the fact that we had limited transactions in their bank accounts.
3.	We did not implement appropriate information technology controls – As of June 30, 2021, we were retaining copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of our data or off-site storage of the data in the event of theft, misplacement, or loss due to unmitigated factors.
4.	We currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements.

Accordingly, we concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Due to our small size and the early stage of our business, segregation of duties may not always be possible and may not be economically feasible. We have limited capital resources and have given priority in the use of those resources to our business development efforts. As a result, we have not been able to take steps to improve our internal controls over financial reporting during the quarter ended June 30, 2021. However, we continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis. Once our operations grow and become more complex, our Board of Directors will take steps to remediate these material weaknesses as soon as practicable:

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

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the internal controls over financial reporting during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS.

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

ITEM 1A.RISK FACTORS.

Not applicable.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.OTHER INFORMATION.

None.

ITEM 6.EXHIBITS.

Exhibit No.	Description
31.1†	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	XBRL Schema Document

101.CAL†	XBRL Calculation Linkbase Document

101.DEF†	XBRL Definition Linkbase Document

101.LAB†	XBRL Label Linkbase Document

101.PRE†	XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

† Filed herewith

‡ Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: Aug 23, 2021

IWEB, Inc.

By:	/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer and Director