Form 10-Q
period 2021-09-30
TINGO, INC.
filed 2021-11-15
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 333-205835

TINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

43 West 23rd Street, 2nd Floor New York, NY	10010 (Zip Code)
(Address of principal executive offices)

IWeb, Inc., 8/6 Soi Patanakarn 30, Patanakarn Road, Suan Luang, Bangkok, Thailand

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Registrant’s telephone number, including area code: (646) 847- 0144

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

There were 1,205,016,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of November 1, 2021.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current Assets
Cash and Cash Equivalents	25,365,655	12,511
Accounts and Other Receivables	1,414,436,631	171,741
Inventory	225,000	—
Prepayments - current portion	409,434,667	163,744
Total Current Assets	1,849,461,953	347,996

Non-Current Assets
Prepayments - non-current portion	685,005,221	—
Property, plant and equipment, net	33,078,030	428,106
Work-in-Progress	192,712,052	—
Goodwill	3,694,107,417	—
Capitalized Acquisition Costs	111,360,000	—
Intangible Assets	1,970,067	—
Total non-current assets	4,718,232,787	428,106
Total Assets	6,567,694,740	776,102

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	714,172,570	327,162
Deferred income - current portion	492,269,333	—
Value added tax - current portion	38,072,052	—
Short-term loan	—	854,318
Tax Liability	120,467,713	—
Total current liabilities	1,364,981,668	1,181,480

Non-current liabilities
Deferred income - non-current portion	822,618,777	—
Value added tax - non-current portion	63,621,239	—
Deferred Tax	1,268,498	—
Total non- current liabilities	887,508,515	—

Total Liabilities	2,252,490,183	1,181,480

COMMITMENTS AND CONTINGINCIES

Stockholder's Equity
Common stock, par value $.001 and $.005 per shares, 1,250,000,000 and 40,306,211 shares authorized, 1,055,840,000 and 40,306,211 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,063,641	7,801
Common Stock, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at September 31, 2021	65,000	—
Additional paid-in-capital	4,285,446,795	3,207,635
Accumulated Surplus (Deficit)	28,546,625	(3,356,283)
Translation Reserve	82,495	(93,472)
Total Tingo, Inc.'s stockholders' equity	4,315,204,556	(234,319)
Non-controlling interests	—	(171,059)
Total Stockholders Equity	4,315,204,556	(405,378)
Total Liabilities and Stockholders Equity	6,567,694,739	776,102

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	102,696,286	1,575	102,696,286	3,489
Cost of Revenues	(54,054,711)	(542)	(54,054,711)	(1,076)
Gross Profit	48,641,575	1,033	48,641,575	2,413

Operating Expense
Payroll and related expenses	386,469	—	476,487	—
Distribution expenses	185,774	—	185,774	—
Professional Fees	154,839	—	248,877	—
Bank fees and charges	188,900	—	188,900	—
Depreciation and amortization	361,326	—	361,326	—
General and administrative expenses - other	189,237	209,709	146,148	731,583
Bad Debt Expenses	6,525		6,525

Total Operating Expenses	1,473,069	209,709	1,614,036	731,583

Income from Operations	47,168,506	(208,676)	47,027,539	(729,170)

Other (Income) Expenses
Other expenses	(25,738)	47,695	22,239	122,668
Finance Cost		64,493		192,746
Interest Expenses	—	—	—	—
Total Other Income	(25,738)	112,188	22,239	315,414

Profit before tax	47,194,244	(320,864)	47,005,300	(1,044,584)

Taxation	(15,141,810)	—	(15,141,810)	—

Profit after Tax	32,052,434	(320,864)	31,863,490	(1,044,584)

Net Loss attributable to non-controlling interests		47,659	—	134,530

Net Loss attributable to ordinary stockholders of Tingo, Inc.	32,052,434	(273,205)	31,863,490	(910,054)

Net Income (Loss)	32,052,434	(320,864)	31,863,490	(1,044,584)

Other Comprehensive Income (loss)
Translation Adjustment	62,958	32,724	175,967	59,382

Total Comprehensive Income (Loss)	32,115,392	(288,140)	32,039,457	(985,202)

Total Comprehensive Loss Attributable to non-controlling Interests		45,958		135,840

Total Comprehensive Income attributable to ordinary shareholders of Tingo	32,115,392	(242,182)	32,039,457	(849,362)

Profit /(Loss) per share - Basic and Diluted	0.03	(0.01)	0.15	(0.02)

Weighted Average number of common shares outstanding
Basic and diluted	1,096,146,211	40,306,211	212,489,821	40,276,127

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity
Balance as of January 1, 2020	40,197,751	7,790	—	—	2,990,726	(2,321,583)	(76,721)	600,212

Shares issued	108,460	11			216,909			216,920

Profit for the year	—	—	—	—		(1,034,700)	—	(1,034,700)

Other equity adjustments						39,418		39,418

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,751)	(16,751)

Balances as of December 31, 2020	40,306,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)

Profit for the year						31,863,490		31,863,490

Issuance of shares for acquisition of Tingo	928,000,000	928,000	65,000,000	65,000	3,971,007,000			3,972,000,000

Issuance of shares for services provided	27,840,000	27,840			111,332,160			111,360,000

Aditional share issuances	100,000,000	100,000			199,900,000			200,000,000

Foreign Currency Translation Adjustment							175,967	175,967

Balances as of September 30, 2021	1,096,146,211	1,063,641	65,000,000	65,000	4,285,446,795	28,546,625	82,495	4,315,204,556

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30, 2021	September 30, 2020
Cash Flows from operating activities
Net Income (Loss)	31,863,490	(1,044,584)
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	2,108,884	61,601
Foreign Exchange	—	107,591
Gain on disposal of property, plant and equipment	—	(45)
Stock issued for services	—	—
Increase/Decrease related to
Inventories	—	—
Trade and other receivables	(440,623,662)	(5,205)
Prepayments	(350,525,969)	68,142
Trade and other paybles	663,635,530	(37,815)
Taxes paid	119,458,420	—
Net Cash provided by (used in) operating activites	25,916,693	(850,315)

Cash flows from investing activities
Acquisition of property, plant and equipment	(405,107)	(159,414)
Proceeds from disosal of property, plant and equipment	—	111
Advances to director	—	(754,867)
Repayments from Director	—	754,867
Acquisition of intangibles	(573,915)	—
Net Cash used in investing activities	(979,022)	(159,303)

Cash flows from financing activities
Issuance of Stock - Class A	1,055,840	216,920
Issuance of Stock - Class B	65,000	—
Payments on notes payable	(924,749)	—
Repayment of advance from director	—	(49,730)
Advance from director	—	33,450
Buyout of non-controlling interest	—	—
Net Cash provided by financing activities	196,091	200,640

Translation Adjustment	219,382	(38,825)

Net change in cash and cash equivalents	25,353,144	(847,803)

Cash and cash equivalents, beginning of the year	12,511	883,812

Cash and cash equivalents, end of the period	25,365,655	36,009

Supplemental Cash flow information
Cash paid for period for:
Interest		196,883

Non-cash disclosures
Stock issued for acquisition	4,083,360,000
Stock issued for services	111,360,000

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (“we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015.  Our shares trade on the OTC Markets trading platform under the symbol ‘IWBB’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021.  The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of September 30, 2021, Tingo had approximately 9.5 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Tingo aims to be Africa’s leading Agri-Fintech player that transforms rural farming communities to connect through our proprietary platform to meet their complete needs from inputs, agronomy, off take and marketplace which delivers sustainable income in an impactful way. Additional information about the Company can be obtained from our website at www.tingoinc.com. Our website, however, does not constitute a part of this Quarterly Report.

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information.  All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the remainder of the year. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Amended Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission (“SEC”) on September 13, 2021. The 10Q results of the operations reflect the Company’s performance from August 15, 2021, being the date the acquisition of Tingo Mobile Plc was completed.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingencies at the date of the unaudited interim condensed consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

The Impact of COVID-19—In response to the COVID-19 pandemic, there have been a broad number of governmental and commercial actions taken to limit the spread of the virus, including social distancing measures, stay-at-home orders, travel restrictions, business shutdowns and slowdowns. The COVID-19 pandemic continues to be dynamic, and near-term challenges across the economy remain. Although vaccines are now being distributed and administered across many parts of the world, new variants of the virus have emerged and may continue to emerge that have shown to be more contagious.  We continue to adhere to applicable governmental and commercial restrictions and to work to mitigate the impact of COVID-19 on our employees, customers, communities, liquidity and financial position.

(2)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of our financial statements:

Use of Estimates—The preparation of financial statements in accordance with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Although we believe the estimates and assumptions used in preparing these financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period.  Pursuant to our 2021 Equity Incentive Plan adopted subsequent to quarter-end, in accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to our equity compensation plans are participating securities and, therefore, will be included in the basic earnings per share calculation in future quarters.

Classes of Common Stock—The Company has two classes of common stock.  Each share of Class A common stock is entitled to one (1) vote, and is entitled to receive dividends when and if declared by the board of directors out of assets legally available therefor.  Each share of Class B common stock is entitled to ten (10) votes, but carries no dividend, distribution, liquidation, conversion, or economic rights of any kind.

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Consolidated Balance Sheet as of September 30, 2021 are as follows:

	September 30, 2021	December 31, 2020

Net Profit(loss) for year	31,863,490	(124,646)
Discontinued operations	(3,316,865)
Accumulated deficit		(3,231,637)

Accumulated Surplus (deficit)	28,546,625	(3,356,283)

Accounts Receivable— The total value of the three year mobile leasing contract is recognized under accounts receivables at the outset. The balance is due and payable and is credited as receipts are received from the customers under the mobile leasing contracts. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  During the quarter ended September 30, 2021, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers.  We recognized bad debt expense of $6,525 relating to our receivables in the third quarter of 2021.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.  As of September 30, 2021, all receivables on this arrangement have been collected and balance written off.

Impairment of Long-Lived Assets—In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Income Taxes—The Company uses the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the accounting bases and the tax bases of the Company’s assets and liabilities. The deferred tax assets are computed using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2021 and December 31, 2020, there were no uncertain tax positions that required accrual.

Inventory—The Company holds certain stocks of spare parts to support the maintenance of new phones. These are recorded at cost. The company does not hold significant stock of new phones in the event of damage or replacement. Inventory is measured on the first-in, first-out method.

Prepayments—The company reflects the full cost of the mobile phones purchased as a prepaid cost at the outset. The leasing of mobile phones runs over a three year term and a monthly relase to cost of sales is conducted to match the income recognition of the monthly revenue from mobile phone leasing on a matching principle.

Deferred Income—The Company reflects the full value of the three year revenues due in accordance with the mobile leasing contract. On a straight line basis, a monthly release is made to profit and loss to reflect revenue from  mobile leasing over the 36 months term.

Leased Assets—The Company makes the use of leasing arrangements principally for the provision of the offices and related facilities. The rental contracts for offices are typically negotiated for terms of between 1 and 10 years and some of these have extension terms. Lease terms for office fixtures and equipment have lease terms ofbetween 1 year and 10 years without any extension terms. The company does not enter into sale and leaseback arrangements. All the leases are negotiated on an individual basis and contain a wide variety of different terms and conditions such as purchase options and escalation clauses.  The Company assesses whether a contract is or contains a lease at inception of the contract. A lease conveys the right to direct the use and obtain substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration.

Measurement and Recognition of Leases as a Lessee—At lease commencement date, the company recognises a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct costs incurred by the company, an estimate of any costs to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). The company depreciates the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The company also assesses the right-of-use asset for impairment when such indicators exist.

At the commencement date, the Company measures the lease liability at the present value of the lease payments unpaid at that date, discounted using the interest rate implicit in the lease if that rate is readily available or the incremental borrowing rate. The incremental borrowing rate is the estimated rate that the Company would have to pay to borrow the same amount over a similar term, and with similar security to obtain an asset of equivalent value. This rate is adjusted should the lessee entity have a different risk profile to that of the company.

Lease payments included in the measurement of the lease liability are made up of fixed payments (including in substance fixed), variable payments based on an index or rate, amounts expected to be payable under a residual value guarantee and payments arising from options reasonably certain to be exercised.

Subsequent to initial measurement, the liability will be reduced by lease payments that are allocated between repayments of principal and finance costs. The finance cost is the amount that produces a constant periodic rate of  interest on the remaining balance of the lease liability.

The lease liability is reassessed when there is a change in the lease payments. Changes in lease payments arising from a change in the lease term or a change in the assessment of an option to purchase a leased asset.  The revised lease payments are discounted using the incremental borrowing rate at the date of reassessment when the rate implicit in the lease cannot be readily determined. The amount of the remeasurement of the lease liability is reflected as an adjustment to the carrying amount of the right-of-use asset. The exception being when the carrying amount of the right-of-use asset has been reduced to zero then any excess is recognised in profit or loss.

Payments under leases can also change when there is either a change in the amounts expected to be paid under residual value guarantees or when future payments change through an index or a rate used to determine those payments,  including changes in market rental rates following a market rent review. The lease liability is remeasured only when the adjustment to lease payments takes effect and the revised  contractual payments for the remainder of the lease term are discounted using an unchanged discount rate. Except for where the change in lease payments results from a change in floating interest rates, in which case the discount rate is amended to reflect the change in interest rates.

The remeasurement of the lease liability is dealt with by a reduction in the carrying amount of the right-ofuse asset to reflect the full or partial termination of the lease for lease modifications that reduce the scope of the lease.  Any gain or loss relating to the partial or full termination of the lease is recognised in profit or loss. The right-of-use asset is adjusted for all other lease modifications.

The Company has elected to account for short-term leases and leases of low-value assets using the practical expedients.  These leases relate to residential houses for a year. Instead of recognising a right-of-use asset and lease liability, the payments in relation to these are recognized as an expense in profit or loss on a straight-line basis over the lease term.

Accounting Pronouncements—In August 2020, the FASB issued ASU No. 2020-06, "Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity," which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption.  The Company is still evaluating the impact of the adoption of this ASU on its future financial statements and disclosures.

(3)	Discontinued Operations

Prior to the acquisition of Tingo Mobile on August 15, 2021, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we expect that ongoing costs and expenses related to winding down and discontinuing the Company’s prior business will be immaterial.

On June 4, 2021, Marvelous ERA Limited, a company incorporated in the British Virgin Islands and a wholly owned subsidiary of the Company, completed the sales of 35,000 shares, representing 70% of the issued and outstanding shares of OBON BVI to Panas Jirawattananunt, an individual and resident of Thailand for a total of $20,000, pursuant to a Share Purchase Agreement dated May 28, 2021. The Company considers May 31, 2021 as the disposal effective date since the operational and management control over OBON BVI was shifted from Marvelous ERA to the Purchaser on May 31, 2021.

As of May 31, 2021, operations of OBON BVI and its VIE OBON Thailand to be disposed of were reported as discontinued operations. Accordingly, assets, liabilities, revenues, expenses and cash flows related to OBON BVI and its VIE OBON Thailand have been reclassified in the consolidated financial statements as discontinued operations for all periods presented.

The following table presents the components of discontinued operations reported in the consolidated balance sheets:

As of
December 31, 2020
Cash and cash equivalents	$11,498
Prepayments and deposits	163,558
Accounts receivable	5,685
Other receivables	13,570
Deposits paid for acquisition of property, plant and equipment	319,787

Property, plant and equipment, net	105,313
Long-live asset subtotal	105,313

Assets of discontinued operations	619,411
Classified as:
— Current	194,311
— Non-current	425,100

Accruals and Other payables	$60,015
Short-term loan	854,318
Bank overdrafts	13,739
Amounts due to directors	44,872
Liabilities of discontinued operations	972,944
Classified as:
— Current	972,944
— Non-current	—

The following table presents the components of discontinued operations reported in the consolidated statements of comprehensive loss:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Revenue	$(17)	$1,575	$945	$3,489
Cost of revenue	(298)	(542)	(850)	(1,076)
General and administrative expenses	(36,579)	(69,687)	(92,047)	(192,800)
Finance cost	(42,290)	(64,493)	(105,878)	(192,746)
Other income (expense)	(1,512)	(25,714)	(48,720)	(65,298)
Gain on disposal of subsidiary	347,223	—	347,223	—
Profit (Loss) before provision of income taxes	266,527	(158,861)	100,673	(448,431)
Income tax expense	—	—	—	—
Profit (Loss) from discontinued operations, net of income taxes	$266,527	$(158,861)	$100,673	$(448,431)

The following table summarizes the net liabilities of OBON BVI and OBON Thailand at the date of disposal (May 31, 2021):

Cash and cash equivalents	$13,145
Prepayments and deposits	102,152
Accounts receivable	6,296
Other receivables	12,826
Deposits paid for acquisition of property, plant and equipment	299,439
Property, plant and equipment, net	89,306
Accruals and Other payables	(189,388)
Short-term loan	(832,573)
Bank overdrafts	(13,470)
Amount due to Enigma BVI	(216,666)
Amounts due to directors	(48,234)
Net liabilities of OBON BVI upon disposal	(777,167)
70%
Interests in net liabilities of OBON BVI being disposed of	(544,017)
Waiver of amount due to Enigma BVI	(216,666)
Net consideration received	19,872
Gain on disposal of subsidiary	$347,223

(4)	Revenue Recognition

Policy

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

1.	Identification of the promised goods in the contract;
2.	Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
3.	Measurement of the transaction price, including the constraint on variable consideration;
4.	Allocation of the transaction price to the performance obligations; and
5.	Recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company's performance obligations are transferred to customers at a point in time, typically upon delivery.

Revenue comprises of the fair value for smart phone devices, services and financial technology solutions.We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements).

Sources

The Company has the following revenue sources:

● Mobile Leasing – customers enter a three-year contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to create and Accounts Receivable for the full value of the contract and a matched Deferred Income credit under Liabilities for the same value. The company recognizes such release to revenue on a monthly basis.

● NWASSA services – this is our Agri-Fintech platform powered by the smartphones leased on a three-year term above, known as ‘device as a service’. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:

● Agri- Marketplace – percentage of the value of produce trade on NWASSA

● Mobile airtime top up – fixed percentage of value of top-up

● Utilities – fixed percentage of value of transaction

● Mobile Insurance – fixed fee recognized monthly based on contract

● Financial Services (Loans and related services) – fixed referral fee as completed

● Tingopay – the company offers a mobile wallet and bill payment app and the company recognizes revenue as a fee or percentage commission as transaction completed

(5)Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira. The discontinued business has most of its activities in Thailand which uses the functioning currency of Thai Bhat.

The exchange rate used for conversion is:

	September 30,	December 31,
	2021	2020

Balance Sheet:

Nigerian Naira	410	379.5
Thai Bhat	33.65	30.02

Profit and Loss :

Nigerian Naira	410	379.5
Thai Bhat	31.5639	31.529

Foreign currency transactions—Foreign currency transactions are translated into the functional currencies of the Company's subsidiaries using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated income statements. Non-monetary items carried at cost are translated using the exchange rate at the date of the transaction. Non-monetary items carried at fair value are translated at the date the fair value is determined. For Nigeria, due to the volatile nature of the exchange rate we have applied the prudent approach to convert both the Profit and Loss and Balance Sheet at the same rate to indicate a fairer reflection of the state of affairs.

(6)Inventory

Inventory on hand consisted of the following:

	September 30, 2021	December 31, 2020
Spare parts	225,000	—

Total Inventory	225,000	—

(7)Accounts  and Other Receivables

	$	$
	September 30, 2021	December 31, 2020

Trade receivable gross	1,414,461,542	171,741
Allowance for expected credit loss	(28,705)	0
	1,414,432,838	171,741
Directors current account	72	0
	1,414,432,909	171,741

Accounts Receivable—This consists of trade receivables relating to the 3-year smartphone leasing contract that our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and September 2021 respectively. The balances reflect the remaining balance outstanding as at September 30, 2021. The last contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and August 2024 respectively. The company has over 9 million subscribers for this service as at September 30, 2021. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $6,525 relating to our receivables in the third quarter of 2021. The allowance for credit loss for the 9 months to September 30, 2021 was $ 28,705.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of September 30, 2021, all receivables on this arrangement have been collected and balance written off.

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortise the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the company will recognize over the three year contract term. The aging of the Prepayments balance is as follows :

	September 30, 2021	December 31, 2021
Due within one year	409,434,667	163,744
Over one year:
One to two years	409,434,667	—
Over two years	275,570,555	—
Total Prepayments	1,094,439,888	163,744

Prepayments - current portion	409,434,667	163,744
Prepayments - non-current portion	685,005,221	—
Total Prepayments	1,094,439,888	163,744

(8)Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	Total
	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	10,992,230	225,788	71,899	65,232	55,455,578
ADDITIONS	0	0	0	0	0	0	0
Forex translation difference	(701,344)	(2,533,907)	(10,783,006)	(164,182)	(5,275)	10,120,597	(4,067,116)
September 30, 2021	8,858,832	32,006,346	209,224	61,606	66,624	10,185,829	51,388,462

DEPRECIATION
January 1, 2021	0	7,256,776	10,960,171	104,655	57,869	33,763	18,413,234
CHARGED FOR THE YEAR	0	1,200,238	23,098	8,415	8,462	7,798	1,248,012
Forex translation difference	0	(532,364)	(10,863,194)	(73,369)	(4,246)	10,122,360	(1,350,813)
September 30, 2021	0	7,924,650	120,076	39,701	62,085	10,163,921	18,310,433

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	32,059	121,133	14,030	31,469	37,042,344
September 30,2021	8,858,832	24,081,696	89,149	21,905	4,539	21,909	33,078,030

The fixed assets table above refers to the Tingo Mobile business as consolidated into Tingo Inc. for the 9 months ended September 30, 2021. As at December 31, 2020, the Property, Plant and Equipment net book value was $ 428,106. This formed part of the discontinued business in 2021.

Property, plant and equipment are carried at historical value and depreciated over their useful life. All property and equipment with a cost of $5,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Plant and equipment consist of prototypes, software, furniture and equipment, which are depreciated on a straight-line basis over their expected useful lives

Estimated useful lives
(years)
Buildings	20
Motor Vehicles	5
Furniture & Fittings	5
Project in Progress	-
Office Equipment	5
Plant & Machinery	4

The Total depreciation charge for 2021 is as follows:

3 months to September 30, 2021 - $ 208,777

9 months to September 30, 2021 - $ 1,248,012

(9)Goodwill, Intangible Assets and Work-in- Progress

Goodwill—This relates to premium resulting from our acquisition of Tingo Mobile.  The transaction was concluded through the initial issuance of 100,000,000 shares of Class A common stock and the subsequent issuance of 928,000,000 shares of Class A common stock to Tingo International Holdings Inc (TIH), Tingo Mobile’s sole shareholder.  In return, TIH transferred 100% ownership of Tingo Mobile to the Company. Tingo Mobile is an Agri-Fintech business with its core operations in Nigeria. Tingo Mobile is the principal operating business of the Company.

Capitalized Acquisition Costs—As part of our acquisition of Tingo Mobile, we issued shares of our Class A common stock to third parties for services provided related to the acquisition.  Pursuant to ASC 805, as the services were a required part of the acquisition, these costs have been capitalized as of September 30, 2021 at the fair value assigned to the shares issued.  As of September 30, 2021, the amount recorded is $111.4 million.

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the 9 months ended September 30, 2021. There were no Intangible Assets in the company during 2020. This represents cost incurred on software development of mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser.  The system and its technology platform is designed to help our customers securely do financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded. For the period ended September 30, 2021, the company incurred capitalised costs of $ nil and charged $860,872 amortization for the nine months period to September 30, 2021. The amortisation for the period from date of acquisition was $ 145,021.

Cost
As at 1 January, 2021	6,193,507
Additions	—
Forex translation difference	(454,361)
As at 30 September, 2021	5,739,146

Amortisation
As at 1 January, 2021	3,138,446
Charge for the year	860,872
Forex translation difference	(230,239)
As at 30 September, 2021	3,769,079

Carrying Amount	1,970,067

Work -in-Progress—Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband and mobile network enhancement across rural Nigeria.  Upon completion, we intend to allocate a depreciation charge. This is projected for completion later in 2021 or in 2022. The movements above represent the results for Tingo Mobile. There was no work in progress in the year ended December 31, 2020.

$
January 1, 2021	207,968,849
Additions
Forex translation difference	(15,256,797)
Closing balance - September 30, 2021	192,712,052

(10)Liquidity and Financing Arrangements

Liquidity—There are several factors that may materially affect our liquidity during the reasonably foreseeable future including, for example, currency volatility, foreign exchange controls and other items that affect cash flows to our parent company.  In view of the foregoing, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements from the date of this filing through the next twelve months.

Cash and Cash Equivalents—As of September 30, 2021, we had cash and cash equivalents of $25.4 million on a consolidated basis.  As of December 31, 2020, we had cash and cash equivalents of $ 0.001 million.

Short-term Loan—The Company has no short -term loans as at September 30th, 2021.  At December 31, 2020, the Company had debt of $ 854,318. This has since been repaid and forms part of the discontinued business.

(11)Current and Non-Current Liabilities

Accounts Payable and Accruals

	September 30, 2021	December 31, 2020
Trade payable	714,005,220	—
Audit fee payable	—	—
Other Payables	167,350	327,162
	714,172,570	327,162

Trade Payable—This represents the balance due to our Smartphone suppliers at September 30, 2021. There were no trade payables as at December 31, 2020 as the new phone contracts only commenced again in May 2021.

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and will reduce to $0 by April 2024 and August 2024 accordingly. There was no deferred income as at December 31, 2020, as the last leasing contracts expired at the end of their full 3-year term in May 2020. The table below provides the aging of the balances between current and non-current liabilities as follows:

	September 30, 2021	December 31, 2021
Due within one year	492,269,333	—
Over one year
One to two years	492,269,333	—
Over two years	330,349,444	—
Total Deferred income	1,314,888,111	—

Deferred income - current portion	492,269,333	—
Deferred income - non-current portion	822,618,777	—
Total Deferred income	1,314,888,111	—

VAT—This represents the current and future  VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	September 30, 2021	December 31, 2021
Due within one year	38,072,052	—
Over one year
One to two years	38,072,052	—
Over two years	25,549,187	—
Total Value added tax	101,693,292	—

Value added tax - current portion	38,072,052	—
Value added tax - non-current portion	63,621,239	—
Total Value added tax	101,693,292	—

(12)Taxation and Deferred Tax

The provision for income tax consists of the following components at September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Income tax	$15,141,810	$—
Current Tax	$15,141,810	$—

The significant components of the tax liabilities as of September 30, 2021 and 2020 are summarized below:

Current Tax Liabilities	September 30, 2021	September 30, 2020
Beginning of period	$110,544,689	$—
Charge for the period	15,141,810	—
	125,686,499	—
Paid during the period	—	—
Forex translation difference	(5,218,785)	—

Total Current Tax Liabilites	$120,467,714	$—

The significant components of the deferred tax liabilities as of September 30, 2021 and 2020 are summarized below:

Deferred Tax	September 30, 2021	September 30, 2020
Beginning of period	$1,368,923	$—
Change for the period	—	—
Forex translation difference	(100,425)	—
Total Deferred Tax Liabilities	$1,268,498	$—

(13)Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

Adoption of 2021 Equity Incentive Plan.  On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company.  The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards.  The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares.  The term of the Incentive Plan will expire on October 6, 2031.  On October 12, 2021, our stockholders approved our Incentive Plan, and on October 14, 2021, the Tingo Compensation Committee granted awards of restricted stock under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 104,820,000 shares.  The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company.

Submission of Listing Application to the NYSE.  On October 18, 2021, the Company submitted an application to list its shares of Class A common stock for trading on the New York Stock Exchange (“NYSE”).   Although there can be no guarantees that its listing application will be accepted, the Company believes that it will satisfy the NYSE’s initial listing criteria.

Amendment and Restatement of the Company’s Articles of Incorporation.  On October 6, 2021 and again on October 18, 2021, our Board and holders of a majority of our outstanding voting securities approved the amendment and restatement of our Articles of Incorporation in their entirety (collectively, the “Restated Articles”).  The purposes of the Restated Articles were principally to: (i) reflect the original intention of the Company to provide for ten (10) votes per share for each share of Class B common stock, but to eliminate all economic rights (including conversion, dividend, distribution, and liquidation rights) with respect to such stock; and (ii) increase the number of our authorized shares of capital stock from 1.5 billion to 2.5 billion shares, consisting of 2.25 billion authorized shares of Class A common stock, 200 million authorized shares of Class B common stock, and 50 million authorized shares of undesignated preferred stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tingo, Inc. (“we,” “us,” “our,” “Tingo,” or the “Company”), a Nevada corporation, was formed on February 17, 2015.  Our shares trade on the OTC Markets trading platform under the symbol ‘IWBB’.  We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021.  The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of September 30, 2021, Tingo had approximately 9.5 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com).  Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market.  Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities.  Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen.  Our users’ customers pay for produce bought using available pricing on our platform.  Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment.  The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Tingo aims to be Africa’s leading Agri-Fintech player that transforms rural farming communities to connect through our proprietary platform to meet their complete needs from inputs, agronomy, off take and marketplace which delivers sustainable income in an impactful way. Additional information about the Company can be obtained from our website at www.tingoinc.com.  Our website, however, does not constitute a part of this Quarterly Report.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Form 8-K/A filed with the SEC on September 13, 2021 (“Amended 8-K”).  In addition, some of the statements in this report constitute forward-looking statements.  The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital.  In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

●	our future operating results;
●	our business prospects;
●	currency volatility, foreign exchange, and inflation risk;
●	our contractual arrangements with our customers and other relationships with third parties;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	political instability in the countries in which we operate;
●	uncertainty regarding certain legal systems in Africa;
●	our dependence upon external sources of capital;

●	our expected financings and capital raising;
●	our regulatory structure and tax treatment;
●	the adequacy of our cash resources and working capital;
●	the timing of cash flows from our operations;
●	the impact of fluctuations in interest rates on our business;
●	market conditions and our ability to access additional capital, if deemed necessary;
●	uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere; and
●	natural or man-made disasters and other external events that may disrupt our operations.

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in “Item 1A. Risk Factors” in our Amended 8-K.  In particular, you should carefully consider the risks we have described in the Amended 8-K and elsewhere in this Quarterly Report concerning the coronavirus pandemic and the economic impact of the coronavirus on the Company and our operations.  You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

Acquisition of Tingo Mobile plc

On August 15, 2021, the Company acquired all of the share capital of Tingo Mobile plc, a Nigerian corporation (“Tingo Mobile”) from Tingo International Holdings, Inc., a Delaware corporation (“TIH”), the sole shareholder of Tingo Mobile. Pursuant to the Acquisition Agreement executed in connection with the transaction, as subsequently amended, we issued TIH 1,028,000,000 shares of our Class A common stock and 65,000,000 shares of our Class B common stock.  We also paid various fees and expenses in connection with the transaction, including 27,840,000 shares of our Class A common stock as a finder’s fee.  This cost has been capitalized at a value of $ 111,387,840.

Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

The Company’s consolidated results from operations for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,2021
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue
Revenue	102,696	—
Operating Expense	(55,527)	54.07%	(140)	—
Operating Income (loss)	47,169	45.93%	(140)	—

Other Income , net	25	—	(22)	—
Income (loss) before taxes	47,194	45.96%	(162)	—
Income tax expense (benefit)	(15,142)
Income (loss) from continuing operations	32,052	31.21%	(162)	—
Income from discontinued operations , net of tax	—	—	(159)	—
Net Income (loss)	32,052	31.21%	(321)	—

The comparative to prior period would not provide a meaningful comparison, as the acquisition of Tingo Mobile in 2021 significantly alters the performance of the Company. Looking at 2021 in isolation, the Company’s activities generated an operating margin of 45.93% and a net margin after tax of 31.21%. This is consistent with the historical business of Tingo Mobile as compared to its results in 2020. The results for the three and nine months ended September 2021 include the company’s performace for Tingo Mobile with effect from August 15, 2021, being the date of the acquisition.

Supplemental information relating to the comparative results for Tingo Mobile are included below under Unaudited Proforma Management Results of Tingo Mobile for the Three and Nine Months Ended September 30, 2021.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

The Company’s consolidated results from operations for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended September 30,2021
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue

Revenue	102,696
Operating Expense	(55,669)	54.21%	(539)
Operating Income (loss)	47,027	45.79%	(539)

Other Income , net	(22)		(57)
Income (loss) before taxes	47,005	45.77%	(596)
Income tax expense (benefit)	(15,142)
Income (loss) from continuing	31,863	31.03%	(596)
operations
Income from discontinued			(449)
operations , net of tax
Net Income (loss)	31,863	31.03%	(1,045)

The comparative to prior period would not provide a meaningful comparison, as the acquisition of Tingo Mobile in 2021 significantly alters the performance of the Company. Looking at 2021 in isolation, the Company’s activities generated an operating margin of 45.79% and a net margin after tax of 31.03%. This is consistent with the historical business of Tingo Mobile as compared to its results in 2020. Supplemental information relating to the comparative results for Tingo Mobile are included below under Unaudited Proforma Management Results of Tingo Mobile for the Three and Nine Months Ended September 30, 2021.

Revenue

	Three Months to September		Nine Months to September
	30, 2021		30, 2021
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$

Sales- Mobile Phones ( leasing)	63,518,624	—	63,518,624	—
Services- Mobile calls & data	6,444,374	—	6,444,374	—

NWASSA revenue	32,733,287	—	32,733,287	—
Airtime	1,432,258	—	1,432,258	—
Brokerage on loans	285,972	—	285,972	—
Insurance	3,357,630	—	3,357,630	—
Trading on agricultural produce	10,831,329	—	10,831,329	—
Utility	16,826,098	—	16,826,098	—

Total Revenue	102,696,285	—	102,696,285	—

The Company had zero revenue in the prior periods. The above represents year to-date revenues from effective date of acquisition (15 August 2021) of Tingo Mobile.  Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. NWASSA, the Agri-Fintech platform generated 31.8% of total revenue. Total non-leasing (‘device as a service’) revenues represented 38.1% to total revenues. Typical fees and commissions range from 1.5% to 4%. Insurance revenue is fixed at $0.24 per device per month. There were no outright sales of phones in the period. Deferred Income represents the gross value of such contracts and a monthly release is made to revenue as per the terms of each contract and our accounting policy.

Cost of Sales

The following table sets forth the cost of sales for the three and nine month periods ended September 30, 2021:

	Three Months to September		Nine Months to September
	30, 2021		30, 2021
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$

Commission to Cooperatives and Agents	1,224,431	—	1,224,431	—
Cost of Mobile Phones	52,830,280	—	52,830,280	—

Total cost of sales	54,054,711	—	54,054,711	—

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. There were no outright sales of phones during this period. Prepayments on the Balance Sheet represent the gross value of phone costs that will be amortized monthly.

Selling, General & Administrative Expense

The following table sets forth selling, general and administrative expenses for the three and nine month periods ended September 30, 2021:

	Three Months to		Nine Months to
	September 30,2021		September 30,2021
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
	$	$	$	$

Selling, General and Adminstrative Expense	1,473,069	209,709	1,614,036	731,583

Prior year costs mainly relate to general and administrative costs only. Detailed breakdown of the costs above are contained in the Consolidated Profit and Loss Statement. Substantial part of costs relates to Tingo Mobile’s operations in Nigeria.

Unaudited Proforma Management Results of Tingo Mobile for the Three and Nine Months Ended September 30, 2021

	Three Months to September		Nine Months to September
	30,2021		30,2021
	September	September	September	September
	30, 2021	30, 2020	30, 2021	30, 2020
	$	$	$	$

Revenues
Outright Sales - Mobile Phones	—	—	—	310,000,000
Sales- Mobile Phones ( leasing)	108,669,889	—	161,919,889	142,111,985
Services- Mobile calls & data	11,799,270	15,181,396	34,899,849	44,861,689

NWASSA revenue	56,516,282	29,801,537	120,720,464	77,644,601
Airtime	2,762,722	2,651,560	6,747,944	7,850,225
Brokerage on loans	552,180	1,027,717	1,563,546	2,271,341
Insurance	5,380,600	—	7,362,470	1,691,994
Trading on agricultural produce	20,746,218	19,012,268	51,269,806	30,269,146
Utility	27,074,562	7,109,992	53,776,698	35,561,895

Total Revenue	176,985,441	44,982,933	317,540,202	574,618,275
Cost of Revenues	92,355,972	2,884,465	140,495,082	380,787,694
Gross Profit	84,629,469	42,098,468	177,045,120	193,830,581

Operating Expense	2,662,548	3,371,752	6,847,371	18,435,964

Income from Operations	81,966,921	38,726,716	170,197,749	175,394,617

Other income	130,640	3,691,580	264,954	3,992,288

Profit before tax	82,097,561	42,418,296	170,462,703	179,386,905

Taxation	26,271,219	13,722,861	61,674,092	61,674,092

Profit after Tax	55,826,342	28,695,435	108,788,611	117,712,813

Total Comprehensive Income attributable to ordinary shareholders of Tingo	55,826,342	28,695,435	108,788,611	117,712,813

Profit /(Loss) per share - Basic and Diluted	$0.05	$0.71	$0.51	$2.92

Weighted Average number of common shares outstanding
Basic and diluted	1,096,146,211	40,306,211	212,489,821	40,276,127

The above represent the unaudited proforma performance of the principal business Tingo Mobile for the three and nine months ended September 30 , 2021.

Revenue

The Agri-Fintech business grew from being 13.5% of total revenue in September 2020 to 38% in the nine months to September 2021. This trend demonstrates the increased activity resulting from the adoption of the smartphone ‘Device as a Service’ strategy the Company has implemented. NWASSA revenues increased by over 55.5% for the nine-month period ended in September 2021 and 2020 respectively.

For the comparative quarter to September 2021 , the company has reported an 89.6% increase in revenues from its NWASSA Agri-Fintech business. A contributing factor has been the significant take up of mobile insurance , increased purchase of utility top ups. Agri trading activity has seen significant growth for the comparative nine-month period which is significant given the impact of Covid 19 on the market as a whole. That trend has held consistently in 2021 as illustrated in the comparative results for the three-month period.

Mobile sales leasing – the previous  three-year cycle ended in May 2020. Due to Covid 19 and disruption to supply chains , the new three-year cycle recommenced in May 2021. Deliveries of 9 million devices was staggered between May 2021 and August 2021. We anticipate the level of revenue will increase significantly for subsequent quarters due to the full rollout of 9 million devices by August 2021. In 2020, the company secured a wholesale distribution contract to supply devices delivering sales  of $310m included in the period ended September 2020.

Cost of revenue

This reflects the associated trend in revenue activity above.

Gross Profit and Income from Operations

Gross profit for the comparative three-month period increased by over 200% mainly due to the higher margin business mix of the NWASSA platform activity. Gross Margins achieved for the three months period was 48% . For the nine-month comparative period ended September 2021 , gross margin achieved was 55.8%. the comparative gross margin for comparable period ended September 2020 was 33.6%. the margin mix is impacted by the proportion of mobile sales vs NWASSA activity. The increased activity on NWASSA will derive a higher gross margin as the level of direct costs associated with this activity in relatively insignificant compared to cost of sales for mobile devices.

This trend is evidenced by the increased level of income from operations we have posted for the nine months and three months ended September 2021 compared to prior comparable period. For the comparable three-month period we have delivered a very strong growth of over 211% in income from Operations and maintained a relatively similar level of profitability despite a lower sales figure by 45% compared to the same nine-month period. This illustrates the significant value of the increased mix of NWASSA revenues relative to mobile sales will have a significant impact on margins and profitability into the future.  Net margins achieved was 46% for the three months to September 2021 and 53.6% for the nine months period to September 2021. For the comparable period net margins were 31.2% for the nine months . For the three months ended September 2020 net margins were a staggering 94% demonstrating the high margin activity of our Agri-Fintech business of NWASSA.

Other Income

Prior periods show a substantially higher level of income due mainly to recovery of bad debts.

Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations.  On September 24, 2021, we filed a Form D with the Securities and Exchange Commission indicating the sale of our securities in one or more private transactions (the “Private Offering”).  We expect that, as a result of the Private Offering, we will also be able to secure sufficient operating and working capital for our parent company activities for the next twelve months.

As of September 30, 2021, our cash and cash equivalents totaled $25.4 million on a consolidated basis.

Operating activities from continuing operations generated approximately $25.6 million during the nine months ended September 30, 2021, representing a increase of $26.4 million compared with 2020, driven by the net income of $31.8 million for the period, offset primarily by changes in working capital of $(8.3) million.

Net cash used in investing activities for continuing operations increased $0.8 million during the nine months ended September 30, 2021, compared with the nine months ended September 30, 2020, primarily due to the acquisition of property, plant and equipment and other intangibles during the period.

Net cash provided by financing activities for continuing operations during the nine months ended September 30, 2021 was consistent with nine months ended September 30, 2020.

Indebtedness: The Company has no financial debt as at September 30, 2021.

We expect our cash on hand, proceeds received from our assets and operations, cash flow from continuing operations, and availability of funds from our private offering, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our parent company’s operating and compliance expenditures.

Our cash flows from continuing operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our principal markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

Item 3.Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates, lease rates, credit rates, and general debt terms.

We are subject to risks regarding currency volatility and foreign exchange rates.  In particular, we are subject to fluctuations in foreign exchange rates between the U.S. dollar, our reporting currency, and currencies of countries where we market or source our products and services, which presently consists principally of the Nigerian Naira. Such fluctuations may result in significant increases or decreases in our reported revenue and other results as expressed in dollars, and in the reported value of our assets, liabilities and cash flows. In addition, currency fluctuation may adversely affect receivables, payables, debt, firm commitments and forecast transactions denominated in non-U.S. currencies.  In particular, transition risks arise where parts of the cost of sales are not denominated in the same currency of such sales. We currently do not hedge this exposure. Fluctuation in exchange rates, depreciation of local currencies, changes in monetary and/or fiscal policy or inflation in the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to foreign currency risk, our ability to generate operating cash flows at our parent company level depends on the ability of our subsidiaries to upstream funds.  Nigeria and other countries in which we may operate have exchange controls that can, from time to time, place restrictions on the exchange of local currency for foreign currency and the transfer of funds abroad.  These controls and other controls that may be implemented in the future could limit the ability of our subsidiaries to transfer cash to us and make us dependent upon external sources of cash and credit.

We can offer no assurance that additional restrictions on currency exchange will not be implemented in the future or that these restrictions will not limit the ability of our subsidiaries to transfer cash to us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 4.Controls and Procedures

We maintain disclosure controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.Other Information

Item 1.Legal Proceedings

From time to time, the Company is a party to certain proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our customers and subscribers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A.  Risk Factors

In connection with our acquisition of Tingo Mobile, we are subject to a number of risks, many of which are identified in our Amended Current Report on Form 8-K/A filed with the SEC on September 13, 2021 (“Amended 8-K”).  As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Quarterly Report on Form 10-Q (“10-Q”), we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course.  Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Readers should carefully consider these risks and all other information contained in our Amended 8-K, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our Amended 8-K and throughout this 10-Q are not the only ones facing the Company.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2021, we issued 1,028,000,000 shares of our Class A common stock to Tingo International Holdings, Inc., the previous owner of Tingo Mobile.  We also issued 27,840,000 shares of our Class A common stock as a finder’s fee in connection with the transaction.  No solicitation was made and no underwriting discounts were given or paid in connection with this transaction.  We believe that the issuance of our shares of Class A common stock in connection with the acquisition of Tingo Mobile was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not Applicable.

Item 5.Other Information

Not Applicable.

Item 6.Exhibits

3.	Articles of Incorporation or Bylaws
	(a)	Amended and Restated Articles of Incorporation of the Company. [Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K filed on October 20, 2021]
	(b)	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on September 16, 2021]
(c)

Acquisition Agreement, dated July 29, 2021, among the Company, Tingo International Holdings, Inc., and Tingo Mobile PLC. [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on August 4, 2021.]

10.	Material Contracts
	(a)	Form of Indemnification Agreement between the Company and its directors and certain officers.*
	(b)	Code of Business Conduct and Ethics. [Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2021]
	(c)	2021 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on October 12, 2021.]
31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

101.INS

Formatted in Inline XBRL (Extensible Business Reporting Language) (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

**The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: November 15, 2021

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer