Form 10-K
period 2021-12-31
TINGO, INC.
filed 2022-03-31
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-205835

TINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

43 West 23rd Street, 2nd Floor, New York, NY	10010 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (646) 847- 0144

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this  10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $37,487,422 computed on the basis of $2.00 per share, the closing price of the registrant’s common stock on OTC Markets on June 30, 2021. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 1,205,016,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding as of March 15, 2022.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement (to be filed) for the 2022 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Tingo, Inc. (“we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015.  Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.  We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021.  The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally.  The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 31, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and NWASSA payment platform (www.nwassa.com).  NWASSA is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate.  Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. NWASSA’s payment gateway also has an escrow structure that creates trust between buyers and sellers.  Our system provides real-time pricing, straight from the farms, eliminating middlemen.  Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract.  Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Although we have a large retail subscriber base, ours is essentially a business-to-business-to-consumer (“B2B2C”) business model.  Each of our subscribers is a member of one of two large farmers’ cooperatives with whom we have a contractual relationship and which relationship facilitates the distribution of our branded smartphones into various rural communities of member farmers.  And it is through our phones and our proprietary applications imbedded therein where we are able to distribute our wider array of agri-fintech services and generate the diverse revenue streams as described in more detail in this report.  In the fourth quarter of 2021, we also sold 2.9 million of our smartphones to a third cooperative, the members of which have the option to register for the Company’s NWASSA platform to gain access to our Agri-Fintech services and become additions to our subscriber base.

Our principal office is located at 43 West 23rd Street, 2nd Floor, New York, NY 10010, and the telephone number is +1-646-847-0144.  Our corporate website is located at www.tingoinc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on OTC Markets under the ticker symbol “TMNA”.

Significant Developments

Impact of COVID-19 Generally. In 2019, SARS-CoV-2, a highly contagious pathogen which causes COVID-19, coronavirus disease, or simply, the ‘coronavirus’, arose in Wuhan Province, China and spread to most of the world by the end of the first quarter of 2020.  Throughout 2020, the spread of Covid-19 had a destabilizing effect on business and society globally, including labor shortages, supply chain disruptions, civil unrest, and unprecedented public borrowing to stimulate consumer economic activity.  Although the global economy largely recovered from the slowdowns and interruptions of the first half of 2020, beginning in late 2020 and continuing throughout the remainder of 2021, new and more highly contagious strains of the virus appeared in different parts of the world, all of which were transmitted across the globe within a matter of weeks. The resurgence in infections and the introduction of these new strains, including the most recent Omicron strain in late 2021, have resulted in the return of certain travel restrictions and some proscriptions on social gatherings that were originally introduced in the early stages of the pandemic and had been relaxed in later 2020 or early 2021.  Many of these reimposed restrictions have continued into the first quarter of 2022.  As of March 15, 2022, the number of worldwide deaths attributable to the coronavirus stood at over 6.0 million.

The highly contagious nature of the coronavirus has caused numerous private and public organizations to substantially alter the way in which they operate.  Many such organizations have, to the extent possible, required employees to work remotely to reduce opportunities for contagion.  We are presently unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. Moreover, we are unable to predict the effect that the economic dislocation caused by the coronavirus will have on our efforts to grow our business internationally. The ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Impact of the Coronavirus on Africa.  While morbidity and mortality rates in Africa resulting from Covid-19 have been substantially lower than in other world regions, the economic effects have nevertheless been severe.  The pandemic initially caused a drop in global demand and prices for African natural resource exports (especially oil and some minerals), disrupted trade and tourism, stemmed remittances from African workers abroad, and promoted local lockdown measures.  Some African economies began to rebound in 2021, but the region is recovering more slowly than others due, in part, to African governments’ limited stimulus resources.  The effects of increased poverty, food insecurity, and school closures (often without virtual alternatives) are likely to endure.  In late 2021, scientists in South Africa provided genomic identification and notification to international health authorities of the new ‘Omicron’ variant first detected in Botswana.  Public fatigue with infection control measures, the Delta variant, and low vaccination rates helped drive earlier waves of cases in many African countries in 2021.  Omicron’s rapid spread prompted countries around the world to restrict travel from southern Africa.  As access to testing has been low in many countries, some health experts posit that actual caseloads and mortality may be higher than previously reported.  Although we have managed to avoid a material disruption to our operations as a result of Covid-19, as of the date of filing of this Annual Report on Form 10-K, we cannot predict the impact that the pathogen or its attendant economic effects will have on the Company in 2022 or beyond.

Competition

In Nigeria, we compete with a large number of mobile phone carriers.  Current competitors may seek to intensify their investments in those markets and also expand their businesses in new markets. Competitive pressure from current or future competitors or our failure to quickly and effectively adapt to a changing competitive landscape could adversely affect our growth.  Current or future competitors may offer lower prices and enhanced features, and we may be forced to lower our prices and upgrade our phones and network in order to maintain our market share.

With respect to our payment services, we face competition from financial institutions with payment processing offerings, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which we operate.  We expect competition to intensify in the future as existing and new competitors may introduce new services or enhance existing services.  New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services.

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of the Tingo network and is an important element in attracting new users.  Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases.  Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and our ability to ensure that the Tingo network remains reliable, and useful at competitive prices.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand.  If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new organizations to us or to grow or maintain our telecommunications network.

If we fail to compete effectively, we may lose existing users and fail to attract new users, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Transfer and Disbursing Agent

We employ Action Stock Transfer as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 2469 East, Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Certifications

Commencing with our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2021, our Chief Executive Officer and Chief Financial Officer provided certifications as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002 and were attached as exhibits to that report.  These certifications have also been filed as exhibits to this annual report on Form 10-K.

Forward-Looking Statements

All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are “forward-looking statements” within the meaning of the federal securities laws, involve a number of risks and uncertainties, and are based on the beliefs and assumptions of Management, based on information currently available to Management. Actual results may differ materially. In some cases, readers can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “objective,” “plan,” “intend,” “anticipate,” “believe,” “Management believes,” “estimate,” “predict,” “project,” “potential,” “forecast,” “continue,” “strategy,” or “position” or the negative of such terms or other variations of them or by comparable terminology. In particular, statements, express or implied, concerning future actions, conditions, or events, future operating results, or the ability to generate sales, income, or cash flow are forward-looking statements.

Among the factors that could cause our actual results to differ materially from what we project or are anticipating are the following:

●	changes in the economic conditions in which we operate, including changes related to the evolving impact of the coronavirus, which might negatively impact our financial resources;
●	the substantially greater resources of certain of our competitors than the Company;
●	our dependence on external financing to grow our business internationally;
●	our future financial performance, including our revenue, cost of revenue, and operating expenses;
●	our ability to maintain the security and availability of our network;
●	our ability to increase our number of customers and users of our NWASSA platform;
●	the future benefits to be derived from new third-party applications and integrations;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
●	our ability to successfully defend litigation brought against us; and
●	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.  We further caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks and uncertainties described below are not the only ones facing Tingo. You should carefully consider these risks, together with all of the other information included in our annual report on Form 10-K, including our financial statements and the related notes thereto.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to COVID-19

The coronavirus could have an adverse impact on our operations.

The COVID-19 pandemic and the response to the pandemic has had a limited impact on our business in a number of ways, including, but are not limited to, the following:

●	Although many travel restrictions have been lifted in the first quarter of 2022, our business has been impacted by travel and other restrictions to reduce the spread of the disease, including state and local orders across Africa, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, and order cessation of non-essential travel. The effects of these orders, government-imposed quarantines and measures we would take, such as work-from-home policies, has resulted in negatively impacting productivity, some disruption to our business and those of our users, however the magnitude has been managed and the business has continued to run profitability. Although we did not experience any significant reduction in business volumes overall, in the beginning of 2021 there had been a reduced level of business activity on our NWASSA platform. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. Further, quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party facilities, which could disrupt our users’ supply chains. Due to challenges with supply chains at the height of the pandemic, we were unable to renew mobile leasing ‘device as a service’ contracts as at May 2020, when our previous three-year contracts with our customers expired. We were subsequently successful is securing supplies from our strategic supply partners in 2021 and renewed the second phase of renewals of our mobile leases with our farmers’ cooperative (Association) clients in May 2021 and August 2021. This renewed an important element of our B2B2C leasing model to provide full revenue activity for 2022 and beyond. These contracts expire in April 2024 and July 2024 respectively.
●	The financial health of our customers.

Risks Related to Doing Business in Africa

Many of our countries of operation are, or have been, characterized by political instability or changes in regulatory or other government policies.

Frequent and intense periods of political instability make it difficult to predict future trends in governmental policies. For example, the Arab Spring of 2010 and 2011 caused substantial political turmoil across the Middle East and North Africa, particularly in Egypt. During this period of instability in Egypt, the government temporarily dissolved the parliament, suspended the constitution and shut down the internet. In addition, if government or regulatory policies in a market in which we operate were to change or become less business-friendly, our business could be adversely affected.

Governments in Africa frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions have often involved, among other measures, nationalizations and expropriations, price controls, currency devaluations, mandatory increases on wages and employee benefits, capital controls and limits on imports. Our business, financial condition and results of operations may be adversely affected by changes in government policies or regulations, including such factors as exchange rates and exchange control policies, inflation control policies, price control policies, consumer protection policies, import duties and restrictions, liquidity of domestic capital and lending markets, electricity rationing, tax policies, including tax increases and retroactive tax claims, and other political, diplomatic, social and economic developments in or affecting the countries where we operate. For example, the Central Bank of Nigeria requires domestic companies to obtain a certificate to obtain foreign exchange for operation in other countries. There can be no assurance that we will be successful in obtaining these certificates. Any failure to obtain the required certificates could impact Tingo’s ability to utilize corporate funds in Nigeria for business purposes outside of Nigeria, or adversely affect the exchange rate at which such foreign exchange could be obtained.

In the future, the level of intervention by the Nigerian Centra Bank may continue to increase. These or other measures could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business may be materially and adversely affected by an economic slowdown in any region of Africa.

While we believe that economic conditions in Africa will improve, poverty in Africa will decline and the purchasing power of African consumers will increase in the long term, there can be no assurance that these expected developments will actually materialize. The development of African economies, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, employment levels, inflation or deflation, real disposable income, poverty rates, wealth distribution, interest rates, taxation, currency exchange rates and weather conditions. For example, a collapse in oil prices in early 2016 placed pressure on Nigeria’s currency, causing a currency shortage and threatening substantial inflation. Consumer spending declined in the face of significant price increases. As our operations in Nigeria generate the substantial majority of our revenues than our operations in any other country in which we currently operate, adverse economic developments in Nigeria could have a much more significant impact on our results than a similar downturn in other countries.

The occurrence of any of these risks could have a material adverse effect on our business, financial condition, results of operations and prospects.

Uncertainties with respect to the legal system in certain African markets could adversely affect us.

Legal systems in Africa vary significantly from jurisdiction to jurisdiction. Many countries in Africa have not yet developed a fully integrated legal system, and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in such markets. In particular, the interpretation and enforcement of these laws and regulations involve uncertainties. Since local administrative and court authorities have significant discretion in interpreting and implementing statutory provisions and contractual terms, it may be difficult to predict the outcome of administrative and court proceedings and our level of legal protection in many of our markets. Moreover, local courts may have broad discretion to reject enforcement of foreign awards. These uncertainties may affect our ability to enforce our contractual rights or other claims. Uncertainty regarding inconsistent regulatory and legal systems may also embolden plaintiffs to exploit such uncertainties through unmerited or frivolous legal actions or threats in attempts to extract payments or benefits from us.

Many African legal systems are based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. There are other circumstances where key regulatory definitions are unclear, imprecise or missing, or where interpretations that are adopted by regulators are inconsistent with interpretations adopted by a court in analogous cases. In Nigeria, for example, there are Sharia law courts that operate in the predominantly Muslim north, to which only Muslims are subject. Decisions of these courts are subject to appeal and reversal by the secular courts. As a result, we may not be aware of our violation of certain policies and rules until after the violation. In addition, any administrative and court proceedings in Africa may be protracted, resulting in substantial costs and the diversion of resources and management attention.

Our business may be materially and adversely affected by violent crime or terrorism in any region of Africa.

Many of the markets in which we operate suffer from a high incidence in violent crime and terrorism, which may harm our business. Violent crime has the potential to interfere with our delivery and fulfilment operations.

Further, the terrorist attacks of Boko Haram have created considerable economic instability in north-eastern Nigeria for nearly a decade. Although it is difficult to quantify the economic effect of Boko Haram’s terrorist activities, countless markets, shops, and schools have been temporarily or permanently closed over the years out of fear of coordinated attacks. In some of the areas most devastated by terrorism, commercial banks have chosen to remain open for only three hours per day. Many Nigerians have also chosen to migrate from the north to the south, or out of the country altogether. If Boko Haram’s terrorist activities were to spread throughout Nigeria, the increasing violence could have material adverse effects on the Nigerian economy. Recently there have been nationwide protests resulting in deaths of demonstrators in clashes with the armed forces in Nigeria calling for the ban of a police unit, the Special Anti- Robbery Squad, which demonstrations have continued after the squad was disbanded as broader protests against police brutality and corrupt government. A terrorist attack in Nairobi in January 2019 by Somalia-based militant group al-Shabab drew increased attention to the risks of destabilization in Kenya. An increase in violent crime or terrorism in any region of Africa may interfere with transportation activities and discourage economic activity, weaken consumer confidence, diminish consumer purchasing power or cause harm to our sellers and consumers in other ways, any of which could have a material adverse effect on our business, financial position, results of operations and prospects.

The operations of our agricultural customer base in Nigeria may be affected by climate change.

The global climate is changing, and will continue to change, in ways that affect the planning and day to day operations of businesses, government agencies and other organizations. The manifestations of climate change include higher temperatures, altered rainfall patterns, and more frequent or intense extreme events such as heatwaves, drought, and storms. Nigeria is still practicing rain fed agriculture which renders agricultural operations there vulnerable to the adverse effects of climate change. Extreme events such as flooding, extreme heat and drought has led to soil degradation which has resulted in decreased agricultural production. These effects can impact agricultural operations in Nigeria and other African countries directly, as well as the personnel, physical assets, supply chain and marketing and distribution involved in those operations, and in turn adversely affect our customer base.

The Company is experiencing difficulties in obtaining foreign exchange for use in its operations outside of Nigeria and is dependent for those operations on financing providers not situated in Nigeria.

The Company and other businesses in Nigeria generally are having difficulty sourcing foreign exchange through the Central Bank of Nigeria, which has restricted access to foreign exchange in an effort to support the local Naira currency. This has adversely affected our customers and the business community generally in Nigeria.  As a result, it has been necessary for the Company to arrange financing outside of Nigeria for compliance, operations, and other costs associated with our business in the United States and other locations outside of Nigeria.   As described under Liquidity and Capital Resources below, we have filed a Form D pursuant to the Securities Act of 1933 in connection with our efforts to raise capital from private investors outside of Nigeria, and we have also sought out other means we can derive dollar-denominated revenue from our business activities outside of Nigeria.  Nevertheless, if we are unsuccessful in raising capital or generated cash flow outside of Nigeria, the operations of our parent company, Tingo Inc., may be adversely affected.

Our cash reserves are not diversified across a variety of financial institutions.

Our company generates considerable cash flow from operations which we manage in conjunction with our primary deposit institution.  We have not, thus far, diversified our deposits among other financial institutions in Nigeria, and the amount that we have on hand vastly exceeds the maximum deposit insurance provided by the Nigeria Deposit Insurance Corporation.  If our primary deposit institution were to experience a liquidity shortage or an interruption in banking activity, we could be constrained from having access to our funds, and our operations could be materially adversely affected as a result.

Risks Related to Our Business and Industry Sectors in Which We Operate

Inflation may have an adverse effect on our subscriber base.

Throughout 2020 and 2021, growing demand and supply chain disruption had resulted in increased prices of agricultural inputs, such as seeds and fertilizer, which in turn constrained growers’ ability to preserve margins on agricultural production, particularly for smaller farmers.  Phosphate prices, for example, had increased approximately 139% from February 2020 to the end of 2021, while nitrogen had increased more than 80% during that period.  The invasion of Ukraine by Russian armed forces in February 2022 has exacerbated inflationary pressure for these inputs, particularly inasmuch as Russia accounts for 13% of global production of potash, phosphate, and nitrogen and has been subjected to sweeping sanctions from western governments and the global financial system.  Because of these input price pressures, our subscribers may find it more cost effective to produce at lower rates than historical levels, or abandon the current growing season entirely.  Any diminution of growing activity by our subscriber base could also lead to lower activity on our NWASSA platform and lower revenue overall.  We cannot guarantee you that our subscriber base will not be adversely affected by inflationary pressures regarding agricultural inputs, or that our financial condition or results of operations will not be adversely affected as a result.

We face competition, which may intensify.

In Nigeria, we compete with a large number of mobile phone carriers. Current competitors, such as MTN, Airtel, Glo and 9 Mobile, being the four largest mobile networks, may seek to intensify their investments in those markets and also expand their businesses in new markets. Competitive pressure from current or future competitors or our failure to quickly and effectively adapt to a changing competitive landscape could adversely affect our growth. Current or future competitors may offer lower prices and enhanced features, and we may be forced to lower our prices and upgrade our phones and network in order to maintain our market share.

With respect to our payment services, we face competition from financial institutions with payment processing offerings, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which we operate. We expect competition to intensify in the future as existing and new competitors may introduce new services or enhance existing services. New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services.  The expansion of mobile network operators and independent payment service providers may increase competition in the medium term.

If we fail to compete effectively, we may lose existing users and fail to attract new users, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to maintain our brand cost-effectively, our ability to expand the number of users of the Tingo network will be impaired, our reputation may be harmed, and our business, results of operations, and financial condition may suffer.

We believe that developing and maintaining awareness of our brand is critical to achieving widespread acceptance of the Tingo network and is an important element in attracting new users. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that the Tingo network remains reliable, and useful at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new organizations to us or to grow or maintain our telecommunications network.

We may not be able to respond quickly enough to changes in technology and technological risks, and to develop and maintain our intellectual property.

Changes in legislative, regulatory or industry requirements or in competitive technologies may render certain of our planned products obsolete or less attractive. Our communications equipment may become obsolete, and our ability to anticipate changes in technology and regulatory standards and to successfully develop and introduce new and enhanced products on a timely basis will be a significant factor in our ability to remain competitive. We cannot provide assurance that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete.

Interruptions or delays in the services provided by cellular networks or Internet service providers could impair our operations and our business could suffer.

Any damage to or failure of our systems generally would prevent us from operating our business. We rely on the cellular networks and Internet and, accordingly, depend upon the continuous, reliable, and secure operation of these networks and Internet servers, related hardware and software, and network infrastructure that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our products. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

We have entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services, or a failure or delay in the roll-out of new technology.

We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and upgrading of our wireless and wireline networks, including the permitting, building, and installation of network upgrades; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from ILECs to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for our wireless customers. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.

We may not be able to protect the intellectual property rights upon which we rely, or the products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

We rely on various patent, service mark, trademark, and trade secret laws and contractual restrictions to establish and protect our proprietary rights. Despite these actions, they only offer limited protection and may not prevent the misappropriation of our rights. Also, we may not be able to discover or determine the extent of or protect against any unauthorized use of our proprietary rights, which may increase the cost of protecting these rights or reduce our revenues. Any of these factors could have a material adverse effect on our business, financial condition, and operating results. We also purchase products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect our results of operations.

Negative outcomes of legal proceedings may adversely affect our business and financial condition.

We are regularly involved in a number of legal proceedings before various courts. These proceedings may be complicated, costly, and disruptive to our business operations. We may incur significant expenses in defending these matters and may be required to pay significant fines, awards, or settlements. In addition, litigation or other proceedings could result in restrictions on our current or future manner of doing business. Any of these potential outcomes, such as judgments, awards, settlements, or orders could have a material adverse effect on our business, financial condition, operating results, or ability to do business.

Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information. Any disruption of our business operations due to a cyber attack, even for a limited amount of time, may adversely affect our business and financial condition.

Our information technology and other systems—including those of our third-party service providers—that maintain and transmit our proprietary information, the confidential information of our business partners and our employees, and our subscribers’ information, including credit card information, location data, or other personal information, may be compromised by a malicious third-party penetration of our network security, including by state-sponsored parties, or company employees or external actors, and impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our proprietary or confidential information or the proprietary or confidential information of our business partners, employees and subscribers may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without consent.  Cyber attacks, such as the use of malware, computer viruses, dedicated denial of service attacks, or other means for disruption or unauthorized access, and data breaches have increased in frequency, scope, and potential harm in recent years.  Cyber attacks may occur in conjunction with physical attacks on our network infrastructure. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such network or equipment.

While, to date, we are not aware of any cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions, including insurance coverage that we maintain relating to cybersecurity incidents, may be significant, which may adversely affect our results of operations. Any disruption of the information technology systems that are necessary to conducting normal business operations due to a cyber attack, even for a limited amount of time, may prevent us from conducting normal business operations and adversely affect our financial condition. Any major compromise of our data or network security or that of our third-party service suppliers, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, even for a limited amount of time, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, significant penalties under privacy laws, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage we maintain.

Equipment failure, natural disasters or terrorist acts may affect our infrastructure and result in significant disruption to our business.

Major equipment failures, natural disasters, including severe weather, terrorist acts or other disruptions that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites, or other equipment or third-party owned local and long-distance networks on which we rely, could disrupt our operations, require significant resources to remedy, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition. If any of these events occur, our business could suffer and the market price of our common stock may decline.

We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to anti-corruption and anti-bribery and similar laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, Nigeria anti-corruption statutes and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, or offering improper payments or other benefits to government officials and others in the private sector. As we expand our networks in Africa and internationally, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, and financial condition.

We may also be subject to consumer privacy or consumer protection laws that may impact our sales, marketing, and compliance efforts, including laws related to subscriptions, billing, and auto-renewal. Consumer privacy and consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our contracts, or our operations, or incur fines, penalties, or settlement expenses, which may result in harm to our business, results of operations, financial condition, and brand.

We are also subject to other Nigeria and international laws. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as we continue to expand our international presence and any failure to comply with such laws could harm our reputation and our business.

Required licenses, permits or approvals may be difficult to obtain in the countries in which we currently operate, and once obtained may be amended or revoked arbitrarily or may not be renewed.

Given our diversified offering of services, we require approvals and licenses from national, regional, and local governmental or regulatory authorities in the countries in which we currently operate. For example, we may be required to obtain licenses to be able to continue offering or expand certain of our payment solutions, and there can be no assurance that we will obtain any such licenses in a timely manner or at all. Even if obtained, licenses are subject to review, interpretation, modification or termination by the relevant authorities. Any unfavorable interpretation or modification or any termination of a required license may significantly harm our operations in the relevant country or may require us to close down parts or all of our operations in the relevant country.

We can offer no assurance that the relevant authorities will not take any action that could materially and adversely affect these licenses, permits or approvals or our to provide our telecommunications services, We may experience difficulties in obtaining or maintaining some of these licenses, approvals and permits, which may require us to undertake significant efforts and incur additional expenses. If we operate without a license, we could be subject to fines, criminal prosecution or other legal action. Any difficulties in obtaining or maintaining licenses, approvals or permits or the amendment or revocation thereof could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our executive officers and other key employees, and in particular on Dozy Mmobuosi, our founder and CEO, and senior management staff in Nigeria and elsewhere. We rely on our leadership team in the areas of research and development, operations, security, marketing, sales, customer experience, general, and administrative functions, and on individual contributors in our research and development and operations. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers or other key personnel that require them to continue to work for us it is not for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations along with negotiating credit terms with suppliers that allows to effectively match revenues from customers with supplier payment terms. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all and to manage any currency risk due to a mismatch in the currency of revenues, primarily Naira and those of expenses. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

We are subject to governmental regulation and other legal obligations related to privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect personally identifiable information and other data from our consumers and prospective consumers. We use this information to provide services and relevant products to our consumers, to support, expand and improve our business, and to tailor our marketing and advertising efforts. We may also share consumers’ personal data with certain third parties as authorized by the consumer or as described in our privacy policy. As a result, we are subject to governmental regulation and other legal obligations related to the protection of personal data, privacy and information security in certain countries where we do business, and there has been, and we expect there will be a continuing increase globally in laws that restrict or control the use of personal data.

Additionally, the regulatory landscape surrounding data protection, data privacy and information security is rapidly changing across Africa. Among the African countries, only Ivory Coast, Ghana, Senegal, Morocco, Nigeria, South Africa and Tunisia have established comprehensive data protection and data privacy laws. These data protection laws and regulations were only recently enacted. For example, the National Information Technology Development Agency in Nigeria passed new data protection guidelines in 2017, and we have implemented new policies to comply with these regulations.

Compliance with the various data protection laws in Africa is challenging due to the complex and sometimes contradictory nature of the different regulatory regimes. Because data protection regulations are not uniform among the various African nations in which we operate, our ability to transmit consumer information across borders is limited by our ability to comply with conditions and restrictions that vary from country to country. In countries with particularly strict data protection laws, we might not be able to transmit data out of the country at all and may be required to host individual servers in each such country where we collect data. For example, Ivory Coast, Ghana, Senegal, Morocco, and Tunisia all restrict data transfer across borders. Ghana also requires that a company notify consumers in the event of a personal data breach. Egypt currently has no data protection and privacy laws. However, the Egyptian government announced in 2017 that it is committed to doubling the size of its e-commerce sector by 2020 and intends to update all legislation and regulation relevant to e-commerce.

Moreover, many data protection regimes apply based on where a consumer is located, and as we expand and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy and regulation of email providers and those that require localization of certain data, which could require us to incur additional costs and restrict our business operations.

Any failure or perceived failure by us to comply with rapidly evolving privacy or security laws, policies, legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other consumer data may result in governmental enforcement actions, litigation (including consumer class actions), criminal prosecution, fines and penalties or adverse publicity and could cause our consumers to lose trust in us, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be adversely affected by changes in the regulations applicable to the telecommunications sector.

As the internet continues to revolutionize commercial relationships on a global scale and online penetration increases, new laws and regulations relating to the use of the internet in general and the e-commerce sector in particular may be adopted. These laws and regulations may govern the collection, use and protection of data, consumer protection, online payments, pricing, anti-bribery, tax, country specific prices and website contents and other aspects relevant to our business. The adoption or modification of laws or regulations relating to our operations could adversely affect our business by increasing compliance costs, including as a result of confidentiality or security breaches in case of non-compliance, and administrative burdens. In particular, privacy related regulation could interfere with our strategy to collect and use personal information as part of our data-driven approach along the value chain. We currently comply with these new guidelines, and our data protection and privacy policies address methods for continued compliance with such guidelines. We must comply with applicable regulations in all of the countries in which we operate, and any non-compliance could lead to fines and other sanctions.

Changes to the regulation applicable to the use of the internet and the e-commerce sector could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our use of open-source software may pose particular risks to our proprietary software and systems.

We use open-source software in our proprietary software and systems and intend to continue using open-source software in the future.  The licenses applicable to our use of open-source software may require that source code that is developed using open-source software be made available to the public and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses.

From time to time, we may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include our proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open source software.

In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non- infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our website and systems that rely on open source software.

Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned risk management and compliance structure that will be implemented may prove inadequate.

Currently, we lack a dedicated centralized compliance function. However, we plan to adopt group-wide risk management and compliance program that is aimed at preventing corruption, fraud and other criminal or other forms of non-compliance by our management, employees, consultants, agents and sellers. The controls may we adopt may prove to be insufficient to prevent or detect non-compliant conduct. Additionally, certain employees, consultants, agents or sellers may still engage in illegal practices or corruption to win business or to conspire in order to circumvent our compliance controls. Similarly, our risk management function may fail to identify, mitigate or manage relevant risk exposures. Any failure of our compliance structure to prevent or detect non- compliant activities could have a material adverse effect on our business, financial condition, results of operations and prospects

We cannot guarantee that we will continue to sustain profitability in the future.

We operate an agri-fintech, agritech and agricultural marketplace business primarily in Nigeria.  We supply our mobile phones as the means by which our subscriber base can access our agri-fintech solutions – ‘Device as a Service’ strategy.  We primarily generate revenue from sale and lease of our mobile phones, voice, internet, payment services and commissions from our agri-marketplace - NWASSA. There is no guarantee that we will generate sufficient revenue in the future to operate profitably and maintain and grow our business. If we cannot successfully generate revenue at a rate that exceeds the costs associated with our business, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis and our revenue growth rate may decline. If we fail to remain profitable, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

An economic downturn could affect our operating results.

An economic downturn may have a particularly adverse effect upon small and medium-sized companies, which are our primary market for investments.  During periods of volatile economic conditions, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding costs. During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of our investments in these companies to decline. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments.  Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including variations in, and the timing of, the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, the ability to find and close suitable investments and general economic conditions. The volatility of our results is exacerbated by our relatively small number of investments. As a result of these factors, you should not rely on our results for any period as being indicative of performance in future periods.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for Tingo Mobile on 3 floors at 95 Broad Street, Lagos, Nigeria.  This lease is on a month-to-month basis, as renovations are presently being made to a new office space located at 30 Queens Drive, Ikoyi, Lagos.  This office has desk space for 300 people and is a 5-year lease.  Depending on the pace of such renovations, we expect to occupy our new office space in the second quarter of 2022.

We own two factories in Nigeria:

●	Factory 1, the address for which is, Tingo Mobile PLC, Lekki-Épé Express Way, Lagos, sits on 166 acres of land and consists of 7 Buildings (warehouses) housing production machinery and a packaging line.
●	Factory 2, the address for which is, Airport Road, Lugbe, Abuja sits on 45 hectares of land and is primarily a warehouse facility.

These factories were closed in January 2019 and manufacturing was outsourced to UGC Technologies Group in China. We are attempting to sell or lease these properties in 2022 at prevailing commercial rates.

In the United States, we are subleasing office space in New York at 43 West 23rd Street, 2nd Floor.  Our sublease is on a month-to-month basis.  In the intermediate term, we intend to secure an extended lease for office space for our U.S.-based and international executive teams visiting the New York area.  Given vacancy rates for commercial office space in New York City, we do not expect to incur difficulty procuring such facilities.

Item 3. Legal Proceedings

While we are not currently subject to any legal proceedings, from time to time, the Company or one or more of its subsidiaries may become a party to certain proceedings incidental to the normal course of our business. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on OTC Markets under the symbol “TMNA”. We had approximately 500 stockholders as of December 31, 2021, 359 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name.

The following table reflects the high and low closing sales prices per share of our common stock on the OTC per share for each of the three years ended December 31, 2021, by quarter:

	2021				2020				2019
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$2.00	$2.00	$8.00	$4.80	$2.50	$2.00	$2.00	$2.50	$2.20	$2.35	$2.35	$2.35
Low	2.00	2.00	1.50	1.55	2.00	2.00	2.00	2.00	2.00	2.20	2.35	2.35

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

 Tingo, Inc. (“we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015.  Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.  We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021.  The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 31, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and NWASSA payment platform (www.nwassa.com).  NWASSA is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate.  Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. NWASSA’s payment gateway also has an escrow structure that creates trust between buyers and sellers.  Our system provides real-time pricing, straight from the farms, eliminating middlemen.  Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract.  Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Although we have a large retail subscriber base, ours is essentially a business-to-business-to-consumer (“B2B2C”) business model.  Each of our subscribers is a member of one of two large farmers’ cooperatives with whom we have a contractual relationship and which relationship facilitates the distribution of our branded smartphones into various rural communities of member farmers.  And it is through our phones and our proprietary applications imbedded therein where we are able to distribute our wider array of agri-fintech services and generate the diverse revenue streams as described in more detail in this report.  In the fourth quarter of 2021, we also sold 2.9 million of our smartphones to a third cooperative, the members of which have the option to register for the Company’s NWASSA platform to gain access to our Agri-Fintech services and become additions to our subscriber base.

Our principal office is located at 43 West 23rd Street, 2nd Floor, New York, NY 10010, and the telephone number is +1-646-847-0144. Our corporate website is located at www.tingoinc.com.  We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on OTC Markets under the ticker symbol “TMNA”.

Acquisition of Tingo Mobile plc

On August 15, 2021, the Company acquired all of the share capital of Tingo Mobile plc, a Nigerian corporation (“Tingo Mobile”) from Tingo International Holdings, Inc., a Delaware corporation (“TIH”), the sole shareholder of Tingo Mobile.  Pursuant to the Acquisition Agreement executed in connection with the transaction, as subsequently amended, we issued TIH 1,028,000,000 shares of our Class A common stock and 65,000,000 shares of our Class B common stock.  We also paid various fees and expenses in connection with the transaction, including 27,840,000 shares of our Class A common stock as a finder’s fee.  This transaction cost has been capitalized at a value of $111,387,840.

Results of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The Company’s consolidated results from operations for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue
Revenue	650,994	—
Operating Expense	(745,437)	114.51%	(658)	—
Operating Income (loss)	(94,443)	(14.51)%	(658)	—

Other Income , net	(219)	—	(1)	—
Income (loss) before taxes	(94,224)	(14.47)%	(659)	—
Income tax expense (benefit)	65,396
Income (loss) from continuing operations	(159,620)	(24.52)%	(659)	—
Income from discontinued operations , net of tax	—	—	(537)	—
Net Income (loss)	(159,620)	(24.52)%	(1,196)	—

In view of the fact that we acquired Tingo Mobile on August 15, 2021 and discontinued the prior existing business of the Company, the comparison of operating results in 2021 to prior years does not provide a meaningful comparison, as the acquisition of Tingo Mobile significantly alters the performance of the Company.  Moreover, inasmuch as operating results in the table above are reflective of approximately 4½ months of operations to the end of December, 2021, they are not necessarily indicative of operating results for the underlying agri-fintech business of Tingo Mobile, which operated for the entire year.

Supplemental information relating to the 12-month comparative results for Tingo Mobile in 2021, 2020, and 2019 are included below under Proforma Management Results of Tingo Mobile for the Year Ended December 31, 2021.

Revenue

The following table sets forth the revenue items of the Company for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	$	$

Sales- Mobile Phones ( leasing and sales)	519,435,673	—
Services- Mobile calls & data	20,907,241	—

NWASSA revenue	110,651,499	—
Airtime	4,813,562	—
Brokerage on loans	1,056,739	—
Insurance	10,382,754	—
Trading on agricultural produce	40,217,017	—
Utility	54,181,427	—

Total Revenue	650,994,413	—

The Company had no revenue in prior periods. The above represents year to-date revenues from effective date of acquisition (15 August 2021) of Tingo Mobile.  Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. NWASSA, the Agri-Fintech platform generated 17.0% of total Company revenue during the period of August 15, 2021 through

December 31, 2021.  The mobile leasing (‘device as a service’) element represents 31.4% of our total revenue, with the balance from one-off sales.

However, it is important to understand that the provision of smartphones is the means to drive a higher level of access to our AgriFintech platform NWASSA, to enable our customers to participate in our Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions.   Typical fees and commissions on these services can be up to 4.0%.  Insurance revenue is fixed at $0.24 per device per month.  Our focus on providing an affordable mobile device is core to the delivery of our fintech services and we call that ‘Device as a Service’ model. The richness of our Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities.  The agri-marketplace we have created provides our customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ – a key area of focus for us as part of our investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the NWASSA platform.

Cost of Sales

The following table sets forth the cost of sales for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	$	$

Commission to Cooperatives and Agents	3,972,376	—
Cost of Mobile Phones	438,056,657	—

Total cost of sales	442,029,033	—

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through our farmers’ cooperative partners and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. Prepayments on the Balance Sheet represent the gross value of phone costs that will be amortized monthly. For outright phone sales, we recognize the cost of the device in line with our revenue recognition policy discussed herein.

Selling, General & Administrative Expense

The following table sets forth selling, general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	$	$

Selling, General and Administrative Expense	303,408,302	658,238

Prior year costs mainly relate to general and administrative costs only.  Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs.  In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants.  This resulted in compensation expense of $134.5 million for the year.  Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of approximately $203.0 million on a consolidated basis during 2021.  A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement.  A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria.

Proforma Management Results of Tingo Mobile for the Years Ended December 31, 2021, 2020, and 2019

	Year Ended December 31,
	2021	2020	2019
	$	$	$

Revenues
Outright Sales - Mobile Phones	301,009,552	310,000,000	—
Sales- Mobile Phones ( leasing)	316,827,386	119,322,512	393,952,779
Services- Mobile calls & data	49,362,715	57,285,981	61,605,182

NWASSA revenue	198,638,674	98,646,034	—
Airtime	10,129,947	10,114,806	—
Brokerage on loans	2,334,312	2,975,749	—
Insurance	14,387,594	1,606,707	—
Trading on agricultural produce	80,665,494	42,476,778	—
Utility	91,132,027	41,471,994	—

Total Revenue	865,838,327	585,254,527	455,557,961
Cost of Revenues	528,469,405	364,338,712	316,491,739
Gross Profit	337,368,922	220,870,815	139,066,222

Operating Expense	10,278,638	19,884,661	9,832,108

Income from Operations	327,090,284	200,986,154	129,234,114

Other income	416,246	9,454,965	435,716

Profit before tax	327,506,530	210,441,119	129,669,830

Taxation	104,802,090	68,739,650	35,232,271

Profit after Tax	222,704,440	141,701,469	94,436,559

Total Comprehensive Income attributable to ordinary shareholders of Tingo	222,704,440	141,701,469	94,436,559

Profit /(Loss) per share - Basic and Diluted	$0.19	$1.42	$0.94

Weighted Average number of common shares outstanding
Basic and diluted	1,205,016,211	100,000,000	100,000,000

The above represent the proforma performance of the principal business Tingo Mobile for the years ended December 31, 2021, 2020, and 2019.

Tingo Mobile Revenue

Generally.  Total revenue for Tingo Mobile increased from $585.3 million in 2020 to $865.8 million in 2021, an increase of $280.5 million or 47.9%.  This followed an increase of $129.7 million, or 28.5%, in 2020 from revenue of $455.6 million in 2019.  The increase in 2021 over 2020 was principally due to the following:

●	the increased use of our agri-fintech services by our subscribers, which saw a record increase of approximately $100 million year-over-year, representing over a 101% increase in revenues for NWASSA, our Agri-fintech platform. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform, where revenues have increased by 89.9% over 2020 with 2021 revenues of $80.7 million (2020 - $ 42.5 million). Given the fees we earn through these services, we can imply that the Company processed over $2.0 billion in transaction volume for our subscribers during 2021 – in spite of the challenges of the pandemic.
●	Affordable pricing of mobile device insurance saw a substantial increase in the number of customers that opted for the service increase by over 795% from 2020, to post revenues of $14.4 million (2020 : $1.6 million)
●	A significant number of customers see NWASSA as their chosen method to make payments for utilities. The company recorded a 120% growth in revenues in 2021 ($91.1 million) over 2020 ($ 41.5 million).
●	The significant growth in NWASSA revenues is in line with the company’s strategy to expand its Agri-Fintech business as its core focus with the access to mobile devices as an enabler to assure access and connectivity to our NWASSA platform.
●	The favorable Naira-USD exchange rate on December 31, 2021 as compared to December 31, 2020.
●	Mobile leasing revenues increased due to timing of the renewal of the three-year leasing contracts. The previous three-year contract expired in May 2020. The new contracts commenced in May 2021 and August 2021, renewing over 9.3 million existing subscribers, the majority of whom are active on the NWASSA platform.
●	On a fixed exchange rate basis and comparing our revenue for the month of September 2021 to December 2021, for example, we report a significant growth in the uplift of monthly revenues for NWASSA. Total monthly revenue for September 2021 was approximately $69.0 million, and this increased to approximately $76.0 million in December 2021, representing growth of 9.1%.
●	Our agri-fintech monthly revenue growth has increased from $25.4 million in September 2021 to $31.8 million in December 2021, representing a 24.9% increase. The key areas that contributed to this significant monthly growth are the significant increase of the number of agricultural trades executed through our system by 56.0%, delivering revenue growth of 77.0% for this activity alone. Some of this growth may be seasonal but it is a demonstration of a material increase in the level of activity on NWASSA as the service matures. In addition, we have experienced double digit growth in mobile insurance and loan brokerage services during 2021 as compared to 2020.
●	In the fourth quarter of 2021, we sold 2.9 million of our smartphones to a third cooperative in a single transaction, generating revenue of approximately $301.0 million. The members of this cooperative have the option, but not the obligation, to register for the Company’s NWASSA platform to gain access to our agri-fintech services and become additions to our subscriber base.

Agri-Fintech.  The Agri-Fintech component of Tingo Mobile’s business was introduced in 2020, and grew from $98.6 million, or 16.8% of total revenue in 2020, to $198.6 million, or 22.9% of total revenue in the year ended December 31, 2021.  This represents an increase of 36.0% in Agri-Fintech’s overall contribution to our total revenue.  In addition, this trend demonstrates the increased activity resulting from the adoption of the smartphone ‘Device as a Service’ strategy the Company has implemented.  Aggregate NWASSA revenue, which includes airtime, loan brokerage fees, insurance, transaction fees on agricultural produce trades, and transaction fees for utility payments, increased by 101.4% for 2021 as compared to 2020.  The following table, which breaks out each revenue component, displays the growth, with no increase in airtime purchases for other networks on our NWASSA services by our existing customer base, from 2020 to 2021.  Significantly, this also represents over $4.0 billion in aggregate transaction processing for 2021 on our platforms.

The percentage growth in our NWASSA revenue from 2020 to 2021 is shown in the following table:

NWASSA REVENUE

	2021	2020	Pct. Increase

Airtime	$10,129,247	$10,114,806	0.1%
Brokerage on Loans	2,334,312	2,975,749	(21.6)%
Insurance	14,387,594	1,606,707	795.5%
Agricultural Produce Trading Fees	80,655,494	42,476,778	89.9%
Utility Payment Transaction Fees	91,132,027	41,471,994	120.0%

Total	$198,638,674	$98,646,034	101.4%

Mobile Sales and Leasing.  Regarding the lease contracts for our mobile phones, the previous three-year cycle ended in May 2020.  Due to Covid 19 and disruption to supply chains, the new three-year cycle recommenced in May 2021.  Deliveries of 9.0 million devices were staggered between May 2021 and August 2021. We anticipate the level of revenue will increase significantly for subsequent quarters due to the full rollout of over 9.0 million devices by August 2021.

Tingo Mobile Cost of Revenue

Tingo Mobile’s cost of revenue for 2021 was $528.5 million as compared to $364.4 million in 2020, an increase of $164.1 million, or approximately 45.0%.  This followed an increase of $47.9 million, or 15.1% from Tingo Mobile’s cost of revenue in 2019, which was $316.5 million.  Of significance is the cost of revenue as a percentage of overall revenue for each of the years ended December 31, 2021, 2020, and 2019, which percentage was 61.0%, 62.3%, and 69.5%, respectively.  Cost of revenue principally consists of matching the release of our lease prepayments to our manufacturer to that of our customers over the 36-month mobile leasing period.  Increases over the prior year are a combination of a longer leasing period in 2021, due to the renewal of new contracts in May and August of 2021.  However, because overall cost of revenue also includes the cost of our agri-fintech services, the trending decrease in cost of revenue as a percentage of overall sales is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below.  In other words, as we expand our NWASSA platform and revenue streams associated therewith, we expect our overall cost of revenue, as a percentage of overall revenue, to decrease accordingly.

Tingo Mobile Gross Profit and Income from Operations

Tingo Mobile’s gross profit for 2021 was $337.4 million as compared to $220.9 million in 2020, an increase of $116.5 million or 52.7%.  The substantial increase in gross profit from 2020 to 2021 was consistent with the increase from 2019 to 2020, where gross profit rose $81.8 million, or 58.9%, from $139.1 million in 2019.  The increases from 2019 through 2021 were principally due to a significant increase in the revenue growth of our NWASSA agri-fintech platform, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal costs as compared to our sales and leasing business.  With increased adoption rates and growth in our subscriber base, as NWASSA becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.

This trend is evidenced by the increased level of income from operations we have posted for 2021 as compared to 2020.  This illustrates the significant value of the increased mix of NWASSA revenues relative to mobile sales/leasing will have a significant impact on margins and profitability into the future.  Net margins achieved was 37.8% for 2021 as compared to 34.3% in 2020 and 28.3% in 2019.

Tingo Mobile Other Income

Other income was insignificant in 2021, or less than $0.5 million, as compared to approximately $9.5 million in 2020, and $0.4 million in 2019.  The principal reason for the significant increase in 2020 was the recovery of bad debts.  Given the manner in which we bundle our services with our branded phones, we do not typically incur a substantial amount of bad debt.  Accordingly, we do not expect other income relating to the recovery of bad debts to be a significant revenue item for Tingo Mobile in future periods.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company.  The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards.  The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares.  The term of the Incentive Plan will expire on October 6, 2031.  On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021, the Tingo Compensation Committee granted awards of restricted stock under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 108,870,000 shares.  The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company.  We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $220.6 million for the year ended December 31, 2021.

Current Market Conditions

After a weeks-long buildup of forces along the Ukranian border in January and February 2022, armed forces of the Russian Federation invaded the country along multiple points on February 24, 2022.  Western countries, largely led by the United States, issued substantial economic sanctions against Russia, including a complete ban on oil and gas imports into North America, the suspension of a number of Russian banks from the SWIFT banking communication system, and the freezing of assets beneficially owned by individuals with ties to the Russian government.  The short-term effect of the invasion and its economic repercussions has been most acute on commodity prices, particularly agricultural and extractive products, with wheat prices up more than 70% from twelve months earlier, and oil prices rising to multi-year highs in March 2022.  Equity markets, which had already started 2022 on a downward trend, were further suppressed by geopolitical events and the reaction of investors to them.

According to the IMF, the global economy grew at an estimated 5.9% rate for 2021, a full one point increase from 2020 (4.9%) and is expected to increase by 4.9% during 2022.  Meanwhile, inflation has increased markedly in the United States and some emerging market economies.  As restrictions are relaxed, demand has accelerated, but supply has been slower to respond. Although price pressures are expected to subside in most countries in 2022, inflation prospects are highly uncertain.  Consumer prices, which had largely been held in check during the pandemic, began to rise steadily in the second quarter of 2021 and, by the third quarter of 2021, had reached an annualized rate of 5.4%.  Although a number of commentators suggested that the price rises would be temporary due to supply and logistical constraints, the fourth quarter of 2021 saw further increases, with a non-core annualized rate of inflation of 7.0% by the end of 2021.  February 2022 again saw a further increase to an annualized rate of 7.9%, the highest since January 1982.  Notwithstanding tightening moves by central banks in the first quarter of 2022, the conflict in Ukraine is expected by many analysts to exacerbate underlying inflationary pressures.

These increases in consumer prices are occurring even as employment rates are below pre-pandemic levels in many economies, forcing difficult choices on policymakers.  As of the end of 2021, the global unemployment rate stood at approximately 6.2%, still above levels experienced prior to the onset of COVID-19, but substantially below the highs of the first half of 2020 during the initial months of the pandemic.  Economists are projecting a global unemployment rate of 5.9% for all of 2022.

With respect to food security and agricultural production, we expect that Tingo’s focus on providing market solutions for the agriculture sector will increase in importance as the world seeks viable food security solutions in alternate geographical areas such as Africa.  With a significant and established presence with millions of rural farmers using NWASSA, we intend to develop and consider strategic growth plans and deepen our interest in agritech and outgrower programs (‘seed to offtake’).  We also intend to make use of ‘Big Data’ to support improved productivity and expansion of our agri-marketplace linked to impact driven agri-finance and insurance solutions to support the expected growth and focus on Africa.  Interestingly, as the cost of agri-commodities increase in price and farmers trade on NWASSA, such activity will increase the Company’s revenue as we earn a fixed percentage of all trade.  We are considering how we can extend our marketplace for both domestic and international markets and demand to respond in a positive and deliberate way to deliver solutions towards the acute concern around food security resulting from the crisis.

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

Cash on Hand.  As of December 31, 2021, our cash and cash equivalents totaled $128.4 million on a consolidated basis.

Cash Provided from (Used in) Operating Activities.  On a proforma basis (as if Tingo Mobile had been a subsidiary for the entirety of 2021) operating activities from continuing operations generated approximately $327.1 million during the year ended December 31, 2021 as compared to approximately $201.0 million for the year ended December 31, 2020, an increase of 62.7%.

Cash Provided from (Used in) Investing Activities.  For the partial year from August 15, 2021, the date we acquired Tingo Mobile, to December 31, 2021, our net cash used in investing activities was $1.0 million, compared to $0.2 million for all of 2020.

Cash Provided from (Used in) Financing Activities.  For the partial year from August 15, 2021, the date we acquired Tingo Mobile, to December 31, 2021, our net cash provided from financing activities was $297.6 million, compared to $0.3 million for all of 2020.

Indebtedness: The Company had no financial debt as at December 31, 2021.

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

We are evaluating the impact of current market conditions on our Company and its ability to generate dollar-denominated income.  We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Off Balance Sheet Arrangements

None.

Dividends

On November 10, 2021, our Board adopted a Dividend Policy for the Company.  The Policy provides a process that the Board will undertake when approving quarterly, annual, and special dividends for the Company including, but not limited to, various financial criteria and macroeconomic factors, as well as certain financial and economic factors specific to the Company.  In the case of quarterly dividends, within ninety (90) calendar days following the end of each fiscal year, the Board will determine the dividend payment, if any, that will be made to holders of the Company’s capital stock.  Such dividend will generally be expressed as a cash amount equal to a percentage of the Company’s consolidated after-tax net income for such prior fiscal year, and will be divided into fourths, with one-fourth of the amount payable each quarter.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting there were no subsequent events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tingo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tingo Mobile, Inc. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the disclosures to which it relates.

Revenue Recognition, Deferred Income, and Costs matching

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.  The Company offers customers the ability to purchase cellular phones directly, lease the phones on three year terms, and purchase data and calls, as well as use of the NWASSA platform. As part of these contracts, the Company records Revenue and Cost of sales, and has short term and long term assets and liabilities recorded related to the cost of contracts and the deferred income and taxes receivable, respectively.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

Significant judgment is exercised by the Company in determining the accounting policies related to these long term transactions, including the following:

•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as phone leases and purchase of data.
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
•	Estimation of variable consideration when determining the amount of revenue to recognize (i.e., separate items on NWASSA platform)
•	Determination of long term costs and identification of amounts in the current period, ensuring the matching principle is specifically followed.

Given these factors, the related audit effort in evaluation management’s judgements in determining revenue recognition and cost recognition for the customer agreements was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
•	Obtained and read contract source documents for each selection, including master agreements, and other documents as needed.
•	Tested managements identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
•	Tested costs related to these revenues, ensuring amount recorded in the current period was in line with expectations.
•	We recalculated long term portion of deferred income, prepayments, and VAT receivable, ensuring proper classification between short term and long term on the financial statements.
•	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•	We tested the mathematical accuracy of managements calculations of revenue and the associated timing of revenue recognized and expenses recorded in the financial statements.

Goodwill

Critical Audit Matter Description

As part of the acquisition of Tingo Mobile, PLC, on August 15, 2021, the Company calculated goodwill related to the purchase of $3.6 billion.  The Company tests impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists.  Managements Quantitative goodwill impairment testing is performed in the fourth quarter of the fiscal year by comparing the estimated fair value of the associated reporting unit as of December 31 to it carrying value.  Fair value is estimated using a discounted cash flow model.

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

Significant judgment is exercised by the Company in determining the accounting policies related to these goodwill impairment assumptions, including the following:

•	Estimated revenue growth rate for the projection period
•	Estimation of discount rate based on company equity structure
•	Estimation of operating cash flows based on forecasted figures for the impairment model.

Given these factors, the related audit effort in evaluation management’s judgements in determining goodwill value was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s Goodwill impairment evaluation included the following:

•	Reviewed Qualitative items for goodwill impairment, determining if there was a need to perform Quantitative assessment.
•	Recalculated the Quantitative assessment of the Goodwill calculation, including a reasonableness test of the discount rate and projected growth rate.
•	Reviewing projections to comparable companies, ensuring reasonableness of the rates used.
•	Verified no impairment noted based on recalculations performed.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC
We have served as the Company’s auditor since 2021.

Denver, Colorado
March 31, 2022

中正達會計師事務所 Centurion ZD CPA & Co. Certified Public Accountants (Practising)
Unit 1304, 13/F, Two Harbourfront, 22 Tak Fung Street, Hunghom, Hong Kong. 香港 紅磡 德豐街22號 海濱廣場二期 13樓1304室 Tel 電話: (852) 2126 2388 Fax 傳真: (852) 2122 9078 Email 電郵: info@czdcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TINGO, INC. (formerly IWEB, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IWEB, Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of comprehensive loss, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

As described in Note 3 to the consolidated financial statements, the Company has reclassified assets, liabilities, revenues, expenses and cash flows related to a disposed segment of the Company as discontinued operations for all periods presented.

中正達會計師事務所 Centurion ZD CPA & Co.

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

/s/ Centurion ZD CPA & Co.

Centurion ZD CPA & Co.

We have served as the Company’s auditor since 2017 to 2021.
Hong Kong, China
March 31, 2022

TINGO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and Cash Equivalents	128,367,605	1,013
Accounts and Other Receivables	1,400,917,140	151,236
Amounts due from shareholders	—	1,250
Inventory	129,823	—
Prepayments - current portion	409,434,667	186
Current assets of discontinued operations	—	194,311
Total Current Assets	1,938,849,235	347,996

Non-Current Assets
Prepayments - non-current portion	575,464,002	—
Property, plant and equipment, net	223,744,115	3,006
Work-in-Progress	—	—
Goodwill	3,694,107,417	—
Capitalized Acquisition Costs	111,360,000	—
Intangible Assets	1,670,924	—
Non-current assets of discontinued operations	—	425,100
Total non-current assets	4,606,346,458	428,106
Total Assets	6,545,195,693	776,102

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	754,836,164	10,751
Deferred income - current portion	492,269,333	—
Value added tax - current portion	38,190,992	—
Short-term loan	—	—
Amounts due to directors	—	197,785
Tax Liability	100,606,352	—
Liabilities of discontinued operations	—	972,944
Total current liabilities	1,416,054,626	1,181,480

Non-current liabilities
Deferred income - non-current portion	690,922,799	—
Value added tax - non-current portion	53,602,826	—
Deferred Tax	2,171,039	—
Total non- current liabilities	746,696,664	—

Total Liabilities	2,162,751,290	1,181,480

COMMITMENTS AND CONTINGINCIES

Stockholder’s Equity
Common stock, par value $.001 and $.005 per shares, 1,250,000,000 and 40,306,211 shares authorized, 1,205,016,211 and 40,306,211 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,172,511	7,801
Common Stock, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at December 31, 2021	65,000	—
Additional paid-in-capital	4,582,478,925	3,207,635
Accumulated Deficit	(162,976,442)	(3,356,283)
Translation Reserve	(8,143,807)	(93,472)
Total Tingo, Inc.'s stockholders' equity	4,412,596,187	(234,319)
Non-controlling interests	—	(171,059)
Total Stockholders Equity	4,412,596,187	(405,378)
Total Liabilities and Stockholders Equity	6,545,195,693	776,102

The accompanying notes are an integral part of these financial statements

TINGO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2021	2020
Revenues	650,994,412	—
Cost of Revenues	(442,029,033)	—
Gross Profit	208,965,379	—

Operating Expense
Payroll and related expenses	222,212,061	—
Distribution expenses	578,171	—
Professional Fees	76,995,834	—
Bank fees and charges	596,996	—
Depreciation and amortization	1,157,355	—
General and administrative expenses - other	1,806,479	658,238
Bad Debt Expenses	61,406

Total Operating Expenses	303,408,302	658,238

Loss from Operations	(94,442,923)	(658,519)

Other (Income) Expenses
Other expenses	(218,599)	281
Interest Expenses	—	—
Total Other Income (expenses)	(218,599)	281

Loss before tax	(94,224,324)	(658,519)

Taxation	(65,395,835)	—

Net loss from continuing operations	(159,620,159)	(658,519)
Loss from discontinued operations, net of income taxes	—	(537,401)
Net loss	(159,620,159)	(1,195,920)
Net Loss attributable to non-controlling interests	—	161,220

Net Loss attributable to ordinary stockholders of Tingo, Inc.	(159,620,159)	(1,034,700)

Net Loss	(159,620,159)	(1,195,920)

Other Comprehensive Loss
Translation Adjustment	(8,050,335)	(23,894)

Total Comprehensive Loss	(167,670,494)	(1,219,814)

Total Comprehensive Loss Attributable to non-controlling Interests		168,363

Total Comprehensive Loss attributable to ordinary shareholders of Tingo	(167,670,494)	(1,051,451)

Loss per share - Basic and Diluted	(0.37)	(0.03)

Weighted Average number of common shares outstanding
Basic and diluted	456,996,238	40,283,689

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Non-
	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Controlling	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Interests	Equity
Balance as of January 1, 2020	40,197,751	7,790	—	—	2,990,726	(2,321,583)	(76,721)	(2,696)	597,516

Shares issued	108,460	11			216,909				216,920

Net loss	—	—	—	—		(1,034,700)	—	(161,220)	(1,195,920)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,751)	(7,143)	(23,894)

Balances as of December 31, 2020	40,306,211	7,801	—	—	3,207,635	(3,356,283)	(93,472)	(171,059)	(405,378)

Profit for the year						(159,620,159)			(159,620,159)

Elimination of non-controlling interest								171,059	171,059

Issuance of shares for acquisition of Tingo	928,000,000	928,000	65,000,000	65,000	3,971,007,000				3,972,000,000

Issuance of shares for services provided - Acquisition	27,840,000	27,840			111,332,160				111,360,000

Aditional share issuances	100,000,000	100,000			199,900,000				200,000,000

Issuance of shares for services provided - employees	5,870,000	5,870			17,635,130				17,641,000

Issuance of shares for services provided - Directors and officers	58,000,000	58,000			202,942,000				203,000,000

Issuance of shares for services provided - outside parties	45,000,000	45,000			76,455,000				76,500,000

Foreign Currency Translation Adjustment							(8,050,335)		(8,050,335)

Balances as of December 31, 2021	1,205,016,211	1,172,511	65,000,000	65,000	4,582,478,925	(162,976,442)	(8,143,807)	—	4,412,596,187

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2021	December 31, 2020
Cash Flows from operating activities
Net Loss	(159,620,159)	(1,195,920)
Net loss from discontinued operations	—	537,401
Net loss from continuing operations	(159,620,159)	(658,819)
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	1,157,355	53,192
Foreign Exchange	—	8,624
Gain on disposal of property, plant and equipment	—	(46)
Gain on disposal of discontinued assets and liabilities	(347,223)	—
Increase/Decrease related to
Inventories	55,759	—
Trade and other receivables	(427,130,986)	229,250
Prepayments	(241,148,308)	—
Trade and other payables	704,288,373	(33,848)
Deferred income	(131,695,978)	—
Value added tax	(9,899,473)	—
Taxes payable	100,499,600	—
Net Cash used in operating activites	(163,841,040)	(401,347)
Net cash used in discontinued operations	—	(545,119)
Net cash used in operating activities	(163,841,040)	(946,466)

Cash flows from investing activities
Acquisition of property, plant and equipment	(405,107)	(51,000)
Proceeds from disosal of property, plant and equipment	—	112
Advances to director	—	—
Repayments from Director	—	—
Acquisition of intangibles	(573,915)	—
Net Cash used in investing activities	(979,022)	(50,888)
Net cash used in discontinued operations	—	(109,182)
Net cash used in investing activities	(979,022)	(160,070)

Cash flows from financing activities
Issuance of Stock at acquisition - Class A	1,048,039	216,920
Issuance of Stock at acquisition - Class B	65,000	—
Issuance of stock for services - employees	17,641,000
Issuance of stock for services - directors and officers	203,000,000
Issuance of stock for services - Outside parties	76,500,000
Payments on notes payable	(208,033)	—
Repayment of advance from director	—	(49,733)
Advance from director	—	88,464
Buyout of non-controlling interest	171,059	—
Net Cash provided by financing activities	298,217,065	255,651
Net cash provided by discontinued operations	—	13,857
Net cash provided by financing activities	298,217,065	269,508

Translation Adjustment	5,041,909	(34,273)

Net change in cash and cash equivalents	128,355,094	(871,301)

Cash and cash equivalents, beginning of the year	12,511	883,812

Cash and cash equivalents, end of the period	128,367,605	12,511

Supplemental Cash flow information
Cash paid for period for:
Interest	—	231,065

Non-cash disclosures
Stock issued for acquisition	4,083,360,000	—
Stock issued for services	408,501,000	—

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021,2020 AND 2019

(1)	Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (“we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015.  Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021.  The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 31, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers.  Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Tingo aims to be Africa’s leading Agri-Fintech player that transforms rural farming communities to connect through our proprietary platform to meet their complete needs from inputs, agronomy, off take and marketplace which delivers sustainable income in an impactful way. Additional information about the Company can be obtained from our website at www.tingoinc.com. Our website, however, does not constitute a part of this Annual Report.

Basis of Presentation—The accompanying audited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included.

Our results of operations for the year ended December 31, 2021 are not necessarily indicative of results that ultimately may be achieved for 2022.  In addition, inasmuch as we discontinued our prior business in its entirety, our consolidated results only reflect the operations of our current business since August 15, 2021, the date we acquired Tingo Mobile.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period.  Pursuant to our 2021 Equity Incentive Plan adopted during the fourth quarter of 2021, in accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Consolidated Balance Sheet as of December 31, 2020 and 2021 are as follows:

	December 31, 2021	December 31, 2020

Net Profit(loss) for year	$(159,620,159)	$(497,299)
Discontinued operations	(3,356,283)	(537,401)
Accumulated deficit		(2,321,583)

Accumulated Surplus (deficit)	$(162,976,442)	$(3,356,283)

Accounts Receivable— The total value of the three-year mobile leasing contract is recognized under accounts receivables at the outset. The balance is due and payable and is credited as receipts are received from the customers under the mobile leasing contracts.  Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Given the manner in which we bundle our services with our branded phones, we do not typically incur a substantial amount of bad debt.  Accordingly, absent a substantial outlying event such as Covid-19, we do not expect to incur bad debts of any material significance.  During the year ended December 31, 2021, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers.  On a proforma basis, we recognized bad debt expense of $99,247 relating to our receivables in 2021.  This is in line with our expectations, inasmuch as our contracts for mobile leasing are with our farmer cooperative partners who, in turn, take responsibility for individual collection efforts under the terms of our mobile leasing contracts.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.  As of December 31, 2021, all receivables on this arrangement have been collected and balance written off.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At December 31, 2021 and 2020, there were no uncertain tax positions that required accrual.

For the year ended December 31, 2021, the Company issued shares of Class a common stock valued at $297.0 million in exchange for services provided by employees, directors, officers and outside parties. As part of this issuance, our parent company Tingo, Inc. recorded a net operating loss on an unconsolidated basis of $297.0 million.

The reconciliation of income tax benefit at the U.S. statutory rate of 25.0% for the period ended December 31, 2021 and 21% for the year ended December 31, 2020, respectively, to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Income Tax Benefit	$74,285,250	$145,403
Change in Valuation Allowance	$(74,285,250)	(145,403)
Current Tax	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the period ended December 31, 2021 and 2020 are as follows:

Deferred Tax Assets	December 31, 2021	December 31, 2020

Beginning of period	$—	$—
Net Operating Loss	74,285,250	487,316
Valuation Allowance	(74,285,250)	(487,316)
Net Deferred Tax Assets	$—	$—

Regarding executive compensation in shares of the Company’s Class A common stock, certain of the amounts classified as compensation expense and any income tax benefit related thereto may be disallowed pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), the Company has approximately $297.0 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

Inventory—The Company holds certain stocks of spare parts to support the maintenance of new phones. These are recorded at cost. The company does not hold significant stock of new phones in the event of damage or replacement. Inventory is measured on the first-in, first-out method.

Prepayments—The company reflects the full cost of the mobile phones purchased as a prepaid cost at the outset. The leasing of mobile phones runs over a three-year term and a monthly release to cost of sales is conducted to match the income recognition of the monthly revenue from mobile phone leasing on a matching principle.

Deferred Income—The Company reflects the full value of the three-year revenues due in accordance with the mobile leasing contract. On a straight-line basis, a monthly release is made to profit and loss to reflect revenue from mobile leasing over the 36 months term.

Leased Assets—The Company makes the use of leasing arrangements principally for the provision of the offices and related facilities. The rental contracts for offices are typically negotiated for terms of between 1 and 10 years and some of these have extension terms. Lease terms for office fixtures and equipment have lease terms of between 1 year and 10 years without any extension terms. The company does not enter into sale and leaseback arrangements. All the leases are negotiated on an individual basis and contain a wide variety of different terms and conditions such as purchase options and escalation clauses.  The Company assesses whether a contract is or contains a lease at inception of the contract. A lease conveys the right to direct the use and obtain substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration.

Measurement and Recognition of Leases as a Lessee—At lease commencement date, the company recognizes a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct costs incurred by the company, an estimate of any costs to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). The company depreciates the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The company also assesses the right-of-use asset for impairment when such indicators exist.

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

The lease liability is reassessed when there is a change in the lease payments. Changes in lease payments arising from a change in the lease term or a change in the assessment of an option to purchase a leased asset.  The revised lease payments are discounted using the incremental borrowing rate at the date of reassessment when the rate implicit in the lease cannot be readily determined. The amount of the remeasurement of the lease liability is reflected as an adjustment to the carrying amount of the right-of-use asset. The exception being when the carrying amount of the right-of-use asset has been reduced to zero then any excess is recognized in profit or loss.

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

The remeasurement of the lease liability is dealt with by a reduction in the carrying amount of the right-of use asset to reflect the full or partial termination of the lease for lease modifications that reduce the scope of the lease.  Any gain or loss relating to the partial or full termination of the lease is recognized in profit or loss. The right-of-use asset is adjusted for all other lease modifications.

The Company has elected to account for short-term leases and leases of low-value assets using the practical expedients.  These leases relate to residential houses for a year. Instead of recognizing a right-of-use asset and lease liability, the payments in relation to these are recognized as an expense in profit or loss on a straight-line basis over the lease term.

Accounting Pronouncements—In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted. The ASU permits the use of either a full or modified retrospective method of adoption.  The Company is still evaluating the impact of the adoption of this ASU on its future financial statements and disclosures.

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

The following table presents the components of discontinued operations reported in the consolidated statements of comprehensive loss:

	For the year
	ended December 31,
	2021	2020
Revenue	$945	$5,095
Cost of revenue	(850)	(1,628)
General and administrative expenses	(92,047)	(271,096)
Finance cost	(105,878)	(257,079)
Other income (expense)	(48,720)	(12,943)
Gain on disposal of subsidiary	347,223	—
Profit (Loss) before provision of income taxes	100,673	(537,401)
Income tax expense	—	—
Profit (Loss) from discontinued operations, net of income taxes	$100,673	$(537,401)

The following table summarizes the net liabilities of OBON BVI and OBON Thailand at the date of disposal (May 31, 2021):

Cash and cash equivalents	$13,145
Prepayments and deposits	102,152
Accounts receivable	6,296
Other receivables	12,826
Deposits paid for acquisition of property, plant and equipment	299,439
Property, plant and equipment, net	89,306
Accruals and Other payables	(189,388)
Short-term loan	(832,573)
Bank overdrafts	(13,470)
Amount due to Enigma BVI	(216,666)
Amounts due to directors	(48,234)
Net liabilities of OBON BVI upon disposal	(777,167)
70%
Interests in net liabilities of OBON BVI being disposed of	(544,017)
Waiver of amount due to Enigma BVI	(216,666)
Net consideration received	19,872
Gain on disposal of subsidiary	$347,223

(4)	Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.

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

●	Call and Data Services – our customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.

● NWASSA services – this is our Agri-Fintech platform powered by the smartphones leased on a three-year term above, known as ‘device as a service’. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:

● Agri- Marketplace – percentage of the value of produce trade on NWASSA

● Mobile airtime top up – fixed percentage of value of top-up

● Utilities – fixed percentage of value of transaction

● Mobile Insurance – fixed fee recognized monthly based on contract

● Financial Services (Loans and related services) – fixed referral fee as completed

(5)	Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira. The discontinued business has most of its activities in Thailand which uses the functioning currency of Thai Bhat.

The exchange rate used for conversion is:

	December 31,	December 31,
	2021	2020

Balance Sheet:

Nigerian Naira	412.99	379.5
Thai Bhat	33.33	30.02

Profit and Loss :

Nigerian Naira	396.46	379.5
Thai Bhat	32.01	31.307

Foreign currency transactions—Foreign currency transactions are translated into the functional currencies of the Company’s subsidiaries using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated income statements. Non-monetary items carried at cost are translated using the exchange rate at the date of the transaction. Non-monetary items carried at fair value are translated at the date the fair value is determined. For Nigeria, due to the volatile nature of the exchange rate, we have applied the prudent approach to convert both the Profit and Loss and Balance Sheet at the same rate to indicate a fairer reflection of the state of affairs.

(6)	Inventory

Inventory on hand consisted of the following:

	December 31, 2021	December 31, 2020
Spare parts	129,823	—

Total Inventory	129,823	—

(7)	Accounts and Other Receivables

	$	$
	December 31, 2021	December 31, 2020

Trade and other receivable gross	1,400,958,916	151,236
Allowance for expected credit loss	(42,065)	—
	1,400,916,851	151,236
Directors current account	289	—
	1,400,917,140	151,236

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to the 3-year smartphone leasing contract that our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and September 2021, respectively. The balances reflect the remaining balance outstanding as at December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and August 2024 respectively. The company has approximately 9.3 million subscribers for this service as of December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and refection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $99,247 relating to our receivables in 2021. The allowance for credit loss for the year ended December 31, 2021 was $42,065.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of December 31, 2021, all receivables on this arrangement have been collected and the balance has been written off.

We have a strong history of mobile leasing to our subscriber base in partnership with our farmers’ cooperatives. Unlike a typical mobile leasing business, we analyze credit risk on these cooperatives and not directly with our 9.3m subscribers. We have history of leasing to the same number of subscribers since 2017, and have a strong collection record where the cooperatives settle the monthly leasing receivables in bulk. The cooperatives manage the interaction and collection from their members and, therefore, we do not undertake direct credit risk with our subscribers. This ‘business to business’ credit model has assured minimal bad debts and late payments, as well as reduced administrative effort needed to collect monthly receivables due over the 36-month contract.

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the Company will recognize over the three-year contract term. The aging of the prepayments balance is as follows:

	December 31, 2021	December 31, 2020
Due within one year	$409,434,667	$186
Over one year:
One to two years	409,434,667	—
Over two years	166,029,336	—
Total Prepayments	$984,898,669	$186

Prepayments - current portion	$409,434,667	186
Prepayments - non-current portion	575,464,002	—
Total Prepayments	$984,898,669	$186

(8)	Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	Total
	$	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	—	55,455,578
ADDITIONS	—	—	—	—	—	—	191,316,838	207,968,849
Forex translation difference	(765,481)	(2,765,629)	(18,079)	(5,223)	(5,757)	(880,145)	—	(21,092,324)
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	242,332,103

DEPRECIATION
January 1, 2021	—	7,256,776	104,655	33,763	57,869	10,960,171	—	18,413,234
CHARGED FOR THE YEAR	—	1,654,988	31,493	10,817	9,820	10,753	—	1,717,871
Forex translation difference	—	(647,305)	(9,640)	(3,136)	(5,027)	(878,009)	—	(1,543,118)
December 31, 2021	—	8,264,459	126,507	41,444	62,662	10,092,916	—	18,587,988

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	32,059	121,133	14,030	31,469	—	37,042,344
December 31,2021	8,794,695	23,510,165	81,202	18,565	3,480	19,169	191,316,838	223,744,115

The fixed assets table above refers to the Tingo Mobile business as consolidated into Tingo Inc. for the year ended December 31, 2021. As at December 31, 2020, the Property, Plant and Equipment net book value was $428,106 (included discontinued operations (Note (3), the breakdown as noted below:

December 31,
2020
Office and computer equipment	$130,052
Leasehold improvements	51,000
Deposits for Property, plant and equipment	319,787
Total Costs	503,793
Less: Accumulated depreciation	(75,687)
Net Property, Plant and Equpment	$428,106

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

Plant and equipment consist of prototypes, software, furniture and equipment, which are depreciated on a straight-line basis over their expected useful lives.

Estimated useful lives
(years)
Buildings	20
Motor Vehicles	5
Furniture & Fittings	5
Project in Progress	—
Office Equipment	5
Plant & Machinery	4
Site Installations	20

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment . Previously, it was classified as Work in Progress and the works were completed as as 31 December 2021. Depreciation on these assets will commence from 1 January 2022.

The Total depreciation charge for 2021 is as follows:

12 months to December 31, 2021 - $ 1,717,871

(9)	Goodwill, Intangible Assets and Work-in- Progress

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

Capitalized Acquisition Costs—As part of our acquisition of Tingo Mobile, we issued shares of our Class A common stock to third parties for services provided related to the acquisition.  Pursuant to ASC 805, as the services were a required part of the acquisition, these costs have been capitalized as of December 31, 2021 at the fair value assigned to the shares issued.  As of December 31, 2021, the amount recorded is $111.4 million.

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the year ended December 31, 2021. There were no Intangible Assets in the Company during 2020. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser.  The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the year ended December 31, 2021, the Company incurred capitalized costs of $ 0 and charged $1,187,042 in amortization costs for this period. The amortization for the period from date of acquisition was $145,021.

Cost
As at 1 January, 2021	6,193,507
Additions	—
Forex translation difference	(495,912)
As at 31 December, 2021	5,697,995

Amortization
As at 1 January, 2021	3,138,446
Charge for the year	1,187,042
Forex translation difference	(298,817)
As at 31 December, 2021	4,026,671

Carrying Amount	1,670,924

Work -in-Progress— The details below relate to Work-in -Progress for Tingo Mobile as consolidated into the Company for the year ended December 31, 2021. There was no Work – in - Progress in the Company during 2020. Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband fiber and mobile network enhancement across rural Nigeria.  The project is now complete and the cost has been capitalized as a fixed asset under ‘Site Installations’ above.

$
January 1, 2021	207,968,849
Additions
Transfer to Capitalization – Site Installations	(191,316,838)
Forex translation difference	(16,652,011)
Closing balance - December 31, 2021	—

(10)	Liquidity and Financing Arrangements

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

Cash and Cash Equivalents—As of December 31, 2021, we had cash and cash equivalents of $128.4 million on a consolidated basis.  As of December 31, 2020, we had cash and cash equivalents of $0.001 million. The cash and cash equivalent mainly consists of funds held with the company’s bank in Nigeria. The company ensures we optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows.

Short-term Loans—The Company had no short -term loans as at December 31, 2021. At December 31, 2020, the Company had debt of $854,318. This obligation has since been repaid and forms part of the technology consulting business we discontinued in 2021.

(11)Current and Non-Current Liabilities

Accounts Payable and Accruals

	December 31, 2021	December 31, 2020
Trade payable	754,709,170	—
Audit fee payable	—	—
Other Payables	126,994	10,751
	754,836,164	10,751

Trade Payable—This represents the balance due to our smartphone manufacturer at December 31, 2021. There were no trade payables as at December 31, 2020,  inasmuch as the new phone contracts only commenced again in May 2021. We have preferred credit terms with our supplier of smartphones and pay for devices supplied over two years. We minimize our currency risk and settle such supplies in Nigerian Naira to match the basis for our leasing revenues which are also denominated in Naira.

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and are expected to reduce to $0 by April 2024 and August 2024 accordingly. There was no deferred income as at December 31, 2020, as the last leasing contracts expired at the end of their full 3-year term in May 2020. The table below provides the aging of the balances between current and non-current liabilities as follows:

	December 31,
	2021	2020
Due within one year	$492,269,333	$—
Over one year
One to two years	492,269,333	—
Over two years	198,653,466	—
Total Deferred income	$1,183,192,133	$—

Deferred income - current portion	492,269,333	—
Deferred income - non-current portion	690,922,799	—
Total Deferred income	$1,183,192,133	$—

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	December 31,
	2021		2020
Due within one year	S	38,190,992	S	—
Over one year
One to two years		38,190,992		—
Over two years		15,411,833		—
Total Value added tax		$91,793,818		$—

Value added tax - current portion		38,190,992		—
Value added tax - non-current portion		53,602,826		—
Total Value added tax		$91,793,818		$—

(12)	Taxation and Deferred Tax

The provision for income tax consists of the following components at December 31, 2021 and 2020:

	December 31,
	2021	2020
Income tax	$65,395,835	$—
Current Tax	$65,395,835	$—

The significant components of our tax liabilities as of December 31, 2021 and 2020, are summarized below:

	December 31,
	2021	2020
Current Tax Liabilities
Beginning of period	$110,544,689	$—
Charge for the period	65,395,835	—
	175,940,524	—
Paid during the period	(63,452,780)	—
Forex translation difference	(11,881,392)	—

Total Current Tax Liabilites	$100,606,352	$—

The significant components of our deferred tax liabilities as of December 31, 2021, 2020, and 2019 are summarized below:

	December 31,
	2021	2020
Deferred Tax
Beginning of period	$1,368,923	$—
Change for the period	1,082,175	—
Forex translation difference	(280,059)	—
Total Deferred Tax Liabilities	$2,171,039	$—

(13)	Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting there were no subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning the controls and controls evaluation referred to in those certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Commencing on July 1, 2022, we intend to assess our internal control over financial reporting for the remainder of our current fiscal year.  We intend to base our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013.  Our assessment is expected to include evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.  This assessment will be supported by testing and monitoring performed both by a third-party consultant and our accounting department.

As discussed in Note 1 above, the Company had a significant acquisition during August 2021, and as part of that transition the Company implemented additional internal controls. Based on the results of this assessment, we expect to conclude that our internal control over financial reporting will be effective as of the end of the current fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.  The results of our assessment will be reviewed with the Audit Committee of our Board of Directors.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on or prior to April 30, 2022 (the “2022 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Tingo, Inc., Attention: Corporate Secretary, 43 West 23rd Street, 2nd Floor, New York, NY 10010. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website at www.tingoinc..com.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

None.

Item 16. Form 10-K Summary

Not Included.

(a)(2) Exhibits

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

(a)

Form of Indemnification Agreement between the Company and its directors and certain officers. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q filed on November 15, 2021]

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

**

The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

TINGO, INC.

Date: March 31, 2022	/S/ DOZY MMOBUOSI
Dozy Mmobuosi
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BROWN	Co-Chairman	March 31, 2022
John J. Brown

/S/ CHRISTOPHE CHARLIER	Co-Chairman	March 31, 2022
Christophe Charlier

/S/ ADEWALE ADEBAYO	Director	March 31, 2022
Adewale Adebayo

/S/ CHRISTOPHER CLEVERLY	President and Director	March 31, 2022
Christopher Cleverly

/S/ GURJINDER JOHAL	Director	March 31, 2022
Gurjinder Johal

/S/ LESLIE KASUMBA	Director	March 31, 2022
Leslie Kasumba

/S/ DOZY MMOBUOSI	Director and CEO (Principal Executive Officer)	March 31, 2022
Dozy Mmobuosi

/S/ ONYEKACHI ONUBOGU	Director	March 31, 2022
Onyekachi Onubogu

/S/ DAKSHESH PATEL	Director and CFO (Principal Financial and Accounting Officer)	March 31, 2022
Dakshesh Patel

/S/ DERRICK RANDALL	Director	March 31, 2022
Derrick Randall