Form 10-K/A
period 2021-12-31
TINGO, INC.
filed 2022-04-07
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to the registrant’s fiscal Year End Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2012 (the “Form 10-K”), is for the sole purpose of correcting an administrative error that inadvertently omitted the opinion of our independent auditors regarding the fairness of the presentation, in all material aspects, of our financial statements at December 31, 2021.

No other changes have been made to the Form 10-K. this Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form. This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

24

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

25

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tingo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tingo, Inc. (the “Company”), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the year then ended, and the related notes to the financial statements. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Given these factors, the related audit effort in evaluating management’s judgements in determining revenue recognition and cost recognition for the customer agreements was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
o	Obtained and read contract source documents for each selection, including master agreements, and other documents as needed.
o	Tested managements identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
o	Tested costs related to these revenues, ensuring amount recorded in the current period was in line with expectations.
•	We recalculated long term portion of deferred income, prepayments, and VAT receivable, ensuring proper classification between short term and long term on the financial statements.
•	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
•	We tested the mathematical accuracy of managements calculations of revenue and the associated timing of revenue recognized and expenses recorded in the financial statements.

Goodwill

Critical Audit Matter Description

As part of the acquisition of Tingo Mobile, PLC, on August 15, 2021, the Company calculated goodwill related to the purchase of $3.6 billion. The Company tests impairment by either performing a qualitative evaluation or a quantitative test, at least annually, or more frequently if an indication of impairment exists. Management’s quantitative goodwill impairment testing is performed in the fourth quarter of the fiscal year by comparing the estimated fair value of the associated reporting unit as of December 31 to its carrying value. Fair value is estimated using a discounted cash flow model.

Significant judgment is exercised by the Company in determining the accounting policies related to these goodwill impairment assumptions, including the following:

•	Estimated revenue growth rate for the projection period
•	Estimation of discount rate based on company equity structure
•	Estimation of operating cash flows based on forecasted figures for the impairment model

Given these factors, the related audit effort in evaluating management’s judgements in determining goodwill value was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s Goodwill impairment evaluation included the following:

•	Reviewed Qualitative items for goodwill impairment, determining if there was a need to perform Quantitative assessment.
•	Recalculated the Quantitative assessment of the Goodwill calculation, including a reasonableness test of the discount rate and projected growth rate.
•	Reviewed projections to comparable companies, ensuring reasonableness of the rates used.
•	Verified no impairment noted based on recalculations performed.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

TINGO, INC.

Date: April 7, 2022	/S/ DOZY MMOBUOSI
Dozy Mmobuosi
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BROWN	Co-Chairman	April 7, 2022
John J. Brown

/S/ CHRISTOPHE CHARLIER	Co-Chairman	April 7, 2022
Christophe Charlier

/S/ ADEWALE ADEBAYO	Director	April 7, 2022
Adewale Adebayo

/S/ CHRISTOPHER CLEVERLY	President and Director	April 7, 2022
Christopher Cleverly

/S/ GURJINDER JOHAL	Director	April 7, 2022
Gurjinder Johal

/S/ LESLIE KASUMBA	Director	April 7, 2022
Leslie Kasumba

/S/ DOZY MMOBUOSI	Director and CEO (Principal Executive Officer)	April 7, 2022
Dozy Mmobuosi

/S/ ONYEKACHI ONUBOGU	Director	April 7, 2022
Onyekachi Onubogu

/S/ DAKSHESH PATEL	Director and CFO (Principal Financial and Accounting Officer)	April 7, 2022
Dakshesh Patel

/S/ DERRICK RANDALL	Director	April 7, 2022
Derrick Randall