Form 10-Q
period 2022-03-31
TINGO, INC.
filed 2022-05-16
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

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

There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of May 12, 2022.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and Cash Equivalents	25,346,663	128,367,605
Accounts and Other Receivables	1,134,689,160	1,400,917,140
Inventory	103,218	129,823
Prepayments - current portion	403,801,148	409,434,667
Total Current Assets	1,563,940,189	1,938,849,235

Non-Current Assets
Prepayments - non-current portion	473,679,483	575,464,002
Property, plant and equipment, net	217,117,642	223,744,115
Goodwill	3,694,107,417	3,694,107,417
Capitalized Acquisition Costs	111,360,000	111,360,000
Intangible Assets	1,376,942	1,670,924
Total non-current assets	4,497,641,484	4,606,346,458
Total Assets	6,061,581,673	6,545,195,693

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	270,935,582	754,836,164
Deferred income - current portion	485,496,071	492,269,333
Value added tax - current portion	37,809,831	38,190,992
Tax Liability	138,456,513	100,606,352
Liabilities of discontinued operations	—	—
Total current liabilities	932,697,997	1,385,902,842

Non-current liabilities
Deferred income - non-current portion	568,552,116	690,922,799
Value added tax - non-current portion	44,278,133	53,602,826
Deferred Tax	4,326,714	2,171,039
Total non- current liabilities	617,156,963	746,696,664

Total Liabilities	1,549,854,960	2,132,599,506

COMMITMENTS AND CONTINGINCIES

Stockholder's Equity
Common stock, par value $.001 and $.005 per shares, 1,250,000,000 shares authorized, 1,215,016,211 and 1,205,016,211 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,182,511	1,172,511
Common Stock, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	65,000	65,000
Additional paid-in-capital	4,637,468,925	4,582,478,925
Accumulated Surplus (Deficit)	(135,950,354)	(162,976,442)
Translation Reserve	8,960,631	(8,143,807)
Total Tingo, Inc.'s stockholders' equity	4,511,726,713	4,412,596,187
Non-controlling interests	—	—
Total Stockholders Equity	4,511,726,713	4,412,596,187
Total Liabilities and Stockholders Equity	6,061,581,673	6,545,195,693

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the 3 Months ended	For the 3 Months ended
	March 31, 2022	March 31, 2021
Revenues	257,057,519	962
Cost of Revenues	(103,782,685)	(552)
Gross Profit	153,274,834	410

Operating Expense
Payroll and related expenses	24,987,746	—
Distribution expenses	221,187	—
Professional Fees	55,524,912	—
Bank fees and charges	636,047	—
Depreciation and amortization	5,458,094	—
General and administrative expenses - other	860,331	225,663
Bad Debt Expenses	47,398	—

Total Operating Expenses	87,735,715	225,663

Income from Operations	65,539,119	(225,253)

Other (Income) Expenses
Other expenses	(185,798)	76,902
Finance Cost		63,588
Interest Expenses	—	—
Total Other (Income) Expenses	(185,798)	140,490

Net Income (Loss)	65,724,917	(365,743)

Taxation	(38,698,829)	—

Net Income (Loss)	27,026,088	(365,743)

Net Loss attributable to non-controlling interests	—	49,756

Net Income (Loss) attributable to ordinary stockholders of Tingo, Inc.	27,026,088	(315,987)

Net Income (Loss)	27,026,088	(365,743)

Other Comprehensive Income (Loss)
Translation Adjustment	17,104,438	77,200

Total Comprehensive Income (Loss)	44,130,526	(288,543)

Total Comprehensive Loss Attributable to non-controlling Interests		42,646

Total Comprehensive Income (Loss) attributable to ordinary shareholders of Tingo	44,130,526	(245,897)

Income (Loss) per share - Basic and Diluted	0.04	(0.01)

Weighted Average number of common shares outstanding
Basic and diluted	1,214,793,989	40,306,211

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Non-Controlling	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Interests	Equity
Balance as of January 1, 2021	40,197,751	7,790	—	—	3,207,635	(3,356,283)	(93,472)	(171,059)	(405,378)

Profit for the year	—	—	—	—	—	(315,987)	—	(49,756)	(365,743)

Foreign Currency Translation Adjustment	—	—	—	—	—	—	70,090	7,110	77,200

Balances as of March 31, 2021	40,197,751	7,790	—	—	3,207,635	(3,672,270)	(23,382)	(213,705)	(693,921)

Balances as of January 1, 2022	1,205,016,211	1,172,511	65,000,000	65,000	4,582,478,925	(162,976,442)	(8,143,807)	—	4,412,596,187

Shares issued for services provided - outside parties	10,000,000	10,000			54,990,000	—	—	—	55,000,000

Net Income (loss)	—	—	—	—	—	27,026,088	—	—	27,026,088

Foreign Currency Translation Adjustment	—	—	—	—	—	—	17,104,438	—	17,104,438

Balances as of March 31, 2022	1,215,016,211	1,182,511	65,000,000	65,000	4,637,468,925	(135,950,354)	8,960,631	—	4,511,726,713

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from operating activities
Net Income (Loss)	27,026,088	(365,743)
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	5,458,094	6,460
Foreign Exchange	—	79,061
Stock issued to outside parties	55,000,000	—
Gain on disposal of discontinued operations	6,310	—
Increase/Decrease related to
Inventories	26,605	—
Trade and other receivables	266,221,670	146,155
Prepayments	107,418,038	36,292
Trade and other payables	(483,900,582)	133,275
Deferred income	(129,143,946)
Value added tax	(9,705,854)	—
Taxes payable	40,005,836	—
Net Cash used in operating activites	(121,587,741)	35,500

Cash flows from investing activities
Advances to director	—	38,172
Bank overdraft	—	(1,134)
Net Cash used in investing activities	—	37,038

Translation Adjustment	18,566,799	(591)

Net change in cash and cash equivalents	(103,020,942)	71,947

Cash and cash equivalents, beginning of the year	128,367,605	12,511

Cash and cash equivalents, end of the period	25,346,663	84,458

Supplemental Cash flow information
Cash paid for period for:
Interest	—	—

Non-cash disclosures
Stock vesting for officers and directors	23,413,332	—
Stock issued to outside parties	55,000,000	—

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Our platform has created an escrow solution that secures the buyer, funds are not released to our members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

Tingo aims to be Africa’s leading Agri-Fintech player that transforms rural farming communities by enabling growers to connect through our proprietary platform to meet their complete needs from inputs, agronomy, off take and marketplace which delivers sustainable income in an impactful way. Additional information about the Company can be obtained from our website at www.tingoinc.com. Our website, however, does not constitute a part of this Quarterly Report.

Basis of Presentation—The accompanying audited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included.

Our results of operations for the quarter ended March 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2022.  In addition, inasmuch as we discontinued our prior business in its entirety during 2021, our consolidated results for 2021 only reflect the operations of our current business since August 15, 2021, the date we acquired Tingo Mobile.

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

Earnings Per Share—Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period.  Pursuant to our 2021 Equity Incentive Plan adopted in 2021, in accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded in the first quarter of 2022 pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Consolidated Balance Sheet as of March 31. 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Net Profit(loss) for year	$27,026,088	$(159,620,159)
Discontinued operations	—	(3,356,283)
Accumulated deficit	(162,976,442)

Accumulated Surplus (deficit)	$(135,950,354)	$(162,976,442)

Accounts Receivable— The total value of our three-year mobile leasing contract is recognized under accounts receivable at the outset. The balance is due and payable and is credited as receipts are received from the farmers’ cooperatives who collect these amounts from our subscribers under their mobile leasing contracts. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which we bundle our services with our branded phones and secure payment through the farmers’ cooperatives, we do not typically incur a substantial amount of bad debt. Accordingly, absent a substantial outlying event such as Covid-19, we do not expect to incur bad debts of any material significance. During the quarter and year ended March 31, 2022 and December 31, 2021, respectively, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers.  We recognized bad debt expense of $47,398 relating to our receivables in the quarter ended March 31, 2022 and $99,247 on a proforma basis for 2021. This is in line with our expectations, in as much as our contracts for mobile leasing are with our farmer cooperative partners who, in turn, take responsibility for individual collection efforts under the terms of our mobile leasing contracts.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled.  As of December 31, 2021, all receivables on this arrangement have been collected and balance written off and no new receivables were incurred during the quarter ended March 31, 2022.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At March 31, 2022 and December 31, 2021, there were no uncertain tax positions that required accrual.

In connection with our 2021 Equity Incentive Plan (“Incentive Plan”), for the quarter and year ended March 31, 2022 and December 31, 2021, respectively, the Company issued shares of Class A common stock valued at $55.0 million and $297.0 million, respectively, in exchange for services provided by employees, directors, officers and third-party consultants. In addition, certain portions of awards granted under the Incentive Plan in 2021 became vested during the three months ended March 31, 2022, resulting in an additional expense of $23.4 million for the quarter. As part of these issuances and vesting events, our parent company Tingo, Inc. recorded a net operating loss on an unconsolidated basis of $5.8 million and $297.0 million for the quarter and year ended March 31, 2022 and December 31, 2021, respectively.

The reconciliation of income tax benefit at the U.S. statutory rate of 25.0%for quarter and year ended March 31, 2022 and December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

	March 31, 2022	December 31, 2021

Income Tax Benefit	$5,850,000	$74,285,250
Change in Valuation Allowance	(5,850,000)	(74,285,250)
Current Tax	$—	$—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the quarter and year ended March 31, 2022 and December 31, 2021, respectively, are as follows:

Deferred Tax Assets	March 31, 2022	December 31, 2021

Beginning of period	$—	$—
Net Operating Loss	80,135,250	74,285,250
Valuation Allowance	(80,135,250)	(74,285,250)
Net Deferred Tax Assets	$—	$—

Regarding executive compensation in shares of the Company’s Class A common stock, certain of the amounts classified as compensation expense and any income tax benefit related thereto may be disallowed as excess compensation pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), as of March 31, 2022, the Company has approximately $80.1 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

Deferred Income—The Company reflects the full value of the three-year revenues due in accordance with the mobile leasing contract. On a straight-line basis, a monthly release is made to profit and loss to reflect revenue from mobile leasing over the 36-month term.

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

Sources

The Company has the following revenue sources:

● Mobile Leasing – customers enter a three-year contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to debit Accounts Receivable for the full value of the contract and a matched Deferred Income credit under Liabilities for the same value. We recognize such release to revenue on a monthly basis.

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

The exchange rate used for conversion is:

	March 31,	December 31,
	2022	2021

Balance Sheet:

Nigerian Naira	415.72	412.99
Thai Bhat	N/A	33.33

Profit and Loss :

Nigerian Naira	414.355	396.46
Thai Bhat	N/A	32.01

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

(6)Inventory

Inventory on hand consisted of the following:

	March 31, 2022	December 31, 2021
Spare parts	103,218	129,823

Total Inventory	103,218	129,823

(7)Accounts and Other Receivables

	$	$
	March 31, 2022	December 31, 2021

Trade and other receivable gross	1,134,738,254	1,400,958,916
Allowance for expected credit loss	(49,094)	(42,065)
	1,134,689,160	1,400,916,851
Directors current account	—	289
	1,134,689,160	1,400,917,140

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 3-year smartphone leasing contract which our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and August 2021, respectively. The balances reflect the remaining balance outstanding as at March 31, 2022 and December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and July 2024 respectively. The company has approximately 9.3 million subscribers for this service as of March 31, 2022 and December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and refection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $47,398 during the quarter ended March 31, 2022 and $99,247 relating to our receivables in 2021. The allowance for credit loss for the quarter ended March 31, 2022 was $49,094 and was $42,065 for the year ended December 31, 2021.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of December 31, 2021, all receivables on this arrangement have been collected and the balance has been written off, and no new receivables have been incurred during the quarter ended March 31, 2022.

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

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the Company will recognize over the three-year contract term. The aging of the prepayments balance is as follows:

	March 31, 2022	December 31, 2021
Due within one year	$403,801,148	$409,434,667
Over one year:
One to two years	403,801,148	409,434,667
Over two years	69,878,335	166,029,336
Total Prepayments	$877,480,631	$984,898,669

Prepayments - current portion	$403,801,148	409,434,667
Prepayments - non-current portion	473,679,483	575,464,002
Total Prepayments	$877,480,631	$984,898,669

(8)Property, Plant & Equipment

\			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	Total
	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	242,332,102
ADDITIONS	—	—	—	—	—	—	—	—
Forex translation difference	(57,754)	(208,661)	(1,363)	(394)	(434)	(66,405)	(1,256,362)	(1,591,373)
March 31, 2022	8,736,941	31,565,963	206,346	59,615	65,708	10,045,680	190,060,476	240,740,729

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,092,916	—	18,587,988
CHARGED FOR THE YEAR	—	395,874	6,698	1,609	567	2,240	4,767,165	5,174,153
Forex translation difference	—	(37,571)	(853)	(278)	(414)	(66,287)	(15,651)	(121,054)
March 31, 2022	—	8,604,762	132,352	42,775	62,815	10,028,869	4,751,514	23,641,087

NET BOOK VALUE
December 31, 2021	8,794,695	23,528,165	81,202	18,565	3,480	19,169	191,316,838	223,744,115
March 31, 2022	8,736,941	22,961,201	73,994	16,840	2,893	16,811	185,308,962	217,099,642

The fixed assets table above refers to the Tingo Mobile business as consolidated into Tingo Inc. for the quarter and year ended March 31, 2022 and December 31, 2021, respectively.

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

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment . Previously, it was classified as Work in Progress and the works were completed as as 31 December 2021. Depreciation on these assets commenced from 1 January 2022.

The Total depreciation charge for the quarter ended March 31, 2022 and the twelve months ended December 31, 2021 is as follows:

3 months to March 31, 2022 - $5,174,153

12 months to December 31, 2021 - $1,717,871

(9)Goodwill, Intangible Assets and Work-in- Progress

Goodwill—This relates to premium resulting from our acquisition of Tingo Mobile.  The transaction was concluded through the initial issuance of 100,000,000 shares of Class A common stock and the subsequent issuance of 928,000,000 shares of Class A common stock to Tingo International Holdings Inc (TIH), Tingo Mobile’s sole shareholder.  In return, TIH transferred 100% ownership of Tingo Mobile to the Company. Tingo Mobile is an Agri-Fintech business with its core operations in Nigeria. Tingo Mobile is the principal operating business of the Company. As of March 31, 2022 and December 31, 2021, the Goodwill balance was $3.7 billion. During the quarter ended March 31, 2022, the former business operations related to IWeb, Inc, were written off entirely and determined to not have a material impact on the goodwill balance. With effect from 1 January 2022, we have written off our investment in the discontinued business and are no longer consolidating the results of these operations into our consolidated financial statements.

Capitalized Acquisition Costs—As part of our acquisition of Tingo Mobile, we issued shares of our Class A common stock to third parties for services provided related to the acquisition.  Pursuant to ASC 805, as the services were a required part of the acquisition, these costs have been capitalized as of December 31, 2021 at the fair value assigned to the shares issued and carried forward to the end of the first quarter of 2022. As of March 31, 2022, the amount recorded is $111.4 million.

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the three months ended March 31, 2022. There were no Intangible Assets in the Company during the first quarter of 2021. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser.  The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the three months ended March 31, 2022, the Company incurred capitalized costs of $ 0 and charged $283,941 in amortization costs for this period.

Cost
As at 1 January, 2022	6,193,507
Additions	—
Forex translation difference	(904,770)
As at 31 March 2022	5,288,737

Amortization
As at 1 January, 2022	4,026,671
Charge for the year	283,941
Forex translation difference	(398,817)
As at 31 March 2022	3,911,795

Carrying Amount	1,376,942

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

Cash and Cash Equivalents—As of March 31, 2022, we had cash and cash equivalents of $25.3 million on a consolidated basis. As of December 31, 2021, we had cash and cash equivalents of $128.4 million on a consolidated basis. The cash and cash equivalent mainly consists of funds held with the company’s bank in Nigeria. The company ensures we optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows. Reduction is cash and cash equivalent is mainly due to a significant repayment of accounts payables to our core suppliers of mobile phones.

(11)Current and Non-Current Liabilities

Accounts Payable and Accruals

	March 31, 2022	December 31, 2021
Trade payable	271,065,477	754,709,170
Audit fee payable	—	—
Other Payables	(129,895)	126,994
	270,935,582	754,836,164

Trade Payable—This represents the balance due to our Smartphone suppliers at March 31, 2022 and December 31, 2021.

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and will reduce to $0 by April 2024 and July 2024 accordingly. The table below provides the aging of the balances between current and non-current liabilities as follows:

	March 31, 2022	December 31, 2021
Due within one year	485,496,071	492,269,333
Over one year
One to two years	485,496,071	492,269,333
Over two years	83,056,045	198,653,466
Total Deferred income	1,054,048,187	1,183,192,133

Deferred income - current portion	485,496,071	492,269,333
Deferred income - non-current portion	568,552,116	690,922,799
Total Deferred income	1,054,048,187	1,183,192,133

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	March 31, 2022	December 31, 2021
Due within one year	37,809,831	38,190,992
Over one year
One to two years	37,809,831	38,190,992
Over two years	6,468,302	15,411,833
Total Value added tax	82,087,964	91,793,818

Value added tax - current portion	37,809,831	38,190,992
Value added tax - non-current portion	44,278,133	53,602,826
Total Value added tax	82,087,964	91,793,818

(12)Taxation and Deferred Tax

The provision for income tax consists of the following components at March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Income tax	$38,698,829	$—
Current Tax	$38,698,829	$—

The significant components of the tax liabilities as of March 31, 2022 and December 2021 are summarized below:

Current Tax Liabilities	March 31, 2022	December 31, 2021
Beginning of period	$100,606,352	$110,544,689
Charge for the period	38,698,829	65,395,835
	139,305,181	175,940,524
Paid during the period	—	(63,452,780)
Forex translation difference	(848,668)	(11,881,392)

Total Current Tax Liabilites	$138,456,513	$100,606,352

The significant components of the deferred tax liabilities as of March 31, 2022 and December 31, 2021 are summarized below:

Deferred Tax	March 31, 2022	December 31, 2021
Beginning of period	$2,171,039	$1,368,923
Change for the period	2,147,290	1,082,175
Forex translation difference	8,385	(280,059)
Total Deferred Tax Liabilities	$4,326,714	$2,171,039

(13)Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On May 10, 2022, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT. The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’. A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2022.

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

As of March 31, 2022, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com).  Nwassas Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities.  Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen.  Our users’ customers pay for produce bought using available pricing on our platform.  Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

Our principal office is located at 43 West 23rd Street, 2nd Floor, New York, NY 10010, and the telephone number is +1-646-847-0144. Our corporate website is located at www.tingoinc.com, although it does not constitute a part of this Quarterly Report. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on OTC Markets under the ticker symbol ‘TMNA’.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report, please see the discussion in “Item 1A. Risk Factors” in our 10-K.  In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Quarterly Report concerning the coronavirus pandemic and the economic impact of the coronavirus on the Company and our operations.  You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

Acquisition of Tingo Mobile plc

On August 15, 2021, the Company acquired all of the share capital of Tingo Mobile plc, a Nigerian corporation (“Tingo Mobile”) from Tingo International Holdings, Inc., a Delaware corporation (“TIH”), the sole shareholder of Tingo Mobile. Pursuant to the Acquisition Agreement executed in connection with the transaction, as subsequently amended, we issued TIH 1,028,000,000 shares of our Class A common stock and 65,000,000 shares of our Class B common stock.  We also paid various fees and expenses in connection with the transaction, including 27,840,000 shares of our Class A common stock as a finder’s fee.  This transaction cost has been capitalized at a value of $ 111,387,840.

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended December 31, 2021

The Company’s consolidated results from operations for the three months ended March 31, 2022 and December 31, 2021 are summarized as follows:

	Three Months Ended
($in Thousands)		% of		% of
	March 31, 2022	Revenue	December 31, 2021	Revenue
Revenue	257,058	—	516,458
Operating Expense	(191,518)	74.50%	(689,602)	(134.53)%
Operating Income (loss)	65,539	25.50%	(173,144)	(33.53)%

Other Income , net	186	—	(326)	—
Income (loss) before taxes	65,725	25.57%	(172,818)	(33.46)%
Income tax expense (benefit)	(38,699)		(39,406)
Income (loss) from continuing operations	27,026	10.51%	(212,224)	(41.09)%
Net Income (loss)	27,026	10.51%	(212,224)	—

In view of the fact that we acquired Tingo Mobile during the third quarter of 2021 and discontinued the prior existing business of the Company, the comparison of operating results in the first quarter of 2022 to the first quarter of 2021 does not provide a meaningful comparison, as the acquisition of Tingo Mobile significantly alters the performance of the Company.

Supplemental information relating to the comparative results for Tingo Mobile for the quarters ended March 31, 2022 and 2021 are included below under Unaudited Proforma Management Results of Tingo Mobile for the Three Months Ended March 31, 2022 and December 31, 2021.

Revenue

	Three Months Ended
	March 31, 2022	December 31, 2021
	$	$
Outright Sales - Mobile phones	—	301,009,552
Sales- Mobile Phones ( leasing)	121,773,857	123,067,333
Services- Mobile calls & data	13,726,612	14,462,866

NWASSA revenue	121,557,050	77,918,210
Airtime	3,335,517	3,381,303
Brokerage on loans	4,120,651	770,766
Insurance	6,595,200	7,025,124
Trading on agricultural produce	62,198,505	29,385,688
Utility	45,307,177	37,355,329

Total Revenue	257,057,519	516,457,961

Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. Nwassa, our Agri-Fintech platform generated 47.3% of total Company revenue during the three months ended March 31, 2022. By comparison, the Agri-Fintech revenue for the three months ended December 31, 2021 was 15.1%. The mobile leasing and services (‘device as a service’) element represented 52.7% of our total revenue during the first quarter of 2022. This compares with 26.7% for the three months ended December 31 , 2021. Excluding one off sales this represents 63.8% for the three months ended December 31,2021.The Company has delivered strong growth in its Agri-Fintech Nwassa platform, which has proportionately reduced the mobile leasing and services revenues as a percentage of total revenues by over 20% quarter-on-quarter. The level of growth in our Nwassa Agri-Fintech platform recorded significant increased activity in the number of farmers trading on our Agri-Marketplace by over 90% for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021. Utility top-up activity levels increased by 38% for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. We believe that the strong performance of the Agri-fintech side of our business is a clear demonstration of the maturity and adoption of the Nwassa platform by a higher percentage of our ‘Device as a Service’ customer base , powered through farmers’ cooperatives. The level of loan brokerage increased by over 270% for the three months ended March 31 , 2022 compares to the three months ended December 31,2021. We noted that at least 30% of the non-leasing customer base who purchased our mobile phones in November 2021 registered for access to the Nwassa platform to manage airtime and utility payments. This is significant, inasmuch as it is a demonstration of our successful campaigns we ran to register customers who bought a phone via a third cooperative with which we contracted in November 2021.

However, we believe that it is important to understand that the provision of smartphones is the means to drive a higher level of access to our AgriFintech platform Nwassa, to enable our customers to participate in our Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions. Typical fees and commissions on these services can be up to 4.0%. Insurance revenue is fixed at $0.24 per device per month. Our focus on providing an affordable mobile device is core to the delivery of our fintech services and we call that ‘Device as a Service’ model. The richness of our Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities. The agri-marketplace we have created provides our customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ - a key area of focus for us as part of our investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the Nwassa platform.

Cost of Sales

The following table sets forth the cost of sales for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021
	$	$

Commission to Cooperatives and Agents	2,499,840	2,747,945
Cost of Mobile Phones	101,282,845	385,226,378

Total cost of sales	103,782,685	387,974,323

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. There were no outright sales of phones during this period. Prior period quarter ended December 31, 2021 also contained costs relating to one-off sales.
●	Prepayments on the Balance Sheet represent the gross value of phone costs that will be amortized monthly.

Selling, General & Administrative Expense

The following table sets forth selling, general and administrative expenses for the three months ended March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31, 2022	December 31, 2021
	$	$

Payroll and related expenses	24,987,746	221,952,587
Distribution expenses	221,187	411,270
Professional fees	55,524,912	76,840,995
Bank fees and charges	636,047	412,914
Depreciation and amortization	5,458,094	796,029
General and administrative - other	860,331	1,158,576

Bad debt expenses	47,398	54,881

Selling, General and Adminstrative Expense	87,735,715	301,627,252

Prior year costs mainly relate to general and administrative costs only.  Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs.  In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants.  This resulted in compensation expense of $23.4 million for the quarter ended March 31, 2022 , included under Payroll and related expenses ( prior three months ended December 31, 2021 - $220.1m). In addition , Professional fees above relates to stock incentive granted to consultants at a cost of $55m ( prior three months ended December 31, 2021 - $ 76.5m). Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of approximately $105.4 million on a consolidated basis during the first quarter of 2022.  A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement.  A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria.

Unaudited Proforma Management Results of our principal subsidiary Tingo Mobile Plc ( Nigeria) for the Three Months Ended March 31, 2022 and December 31, 2021

	Three Months Ended
	March 31, 2022	December 31, 2021
	$	$

Revenues
Outright Sales - Mobile Phones	—	301,009,552
Sales- Mobile Phones ( leasing)	121,773,857	123,067,333
Services- Mobile calls & data	13,726,612	14,462,866

NWASSA revenue	121,467,049	77,918,210
Airtime	3,335,517	3,381,303
Brokerage on loans	4,120,651	770,766
Insurance	6,595,200	7,025,124
Trading on agricultural produce	62,198,505	29,385,688
Utility	45,217,176	37,355,329

Total Revenue	256,967,518	516,457,961
Cost of Revenues	103,782,685	387,974,323
Gross Profit	153,184,833	128,483,638

Operating Expense	9,322,383	4,359,258

Income from Operations	143,862,450	124,124,380

Other income	185,798	326,170

Profit before tax	144,048,248	124,450,550

Taxation	38,698,829	39,406,255

Profit after Tax	105,349,419	85,044,295

Total Comprehensive Income attributable to ordinary shareholders of Tingo	105,349,419	85,044,295

Profit per share - Basic and Diluted	$0.09	$0.07

Weighted Average number of common shares outstanding
Basic and diluted	1,214,793,989	1,166,398,126

The above represent the unaudited proforma performance of our principal business, Tingo Mobile, for the three months ended March 31, 2022 and December 31, 2021.

Tingo Mobile Revenue

Generally. Excluding one off sales of mobile phones amounting to $301.0 million in 2021 , total revenue for Tingo Mobile increased substantially from from $215.5 million in the fourth quarter of 2021 to $256.9 million in the first quarter of 2022, an increase of $41.4 million, or 19.2%.  Our Nwassa Agri-Fintech platform delivered a strong growth in revenue, increasing from $ 77.9 million in the fourth quarter of 2021 to $121.8 million in the first quarter 2022, a significant increase of 56.4% quarter-on-quarter.  The change from the three months ended December 31, 2021 to March 31, 2022 was principally due to the following:

●	the increased use of our agri-fintech services by our subscribers, which saw an increase of $43.6 million in the first quarter of 2022 as compared to the first quarter of 2021 regarding revenues for Nwassa, our Agri-fintech platform. This represents a net growth of 55% for the period. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform. Given the fees we earn through these services, the Company processed approximately $2.9 billion in transaction volume for our subscribers during the first quarter of 2022. (fourth quarter of 2021 - $ 1.8 billion).
●	The Agri-marketplace that enables farmers to trade their farm produce delivered over 100% growth in the number of farmers now trading their produce. The significant increase in activity posted over 115% growth in Nwassa revenues for this activity. Revenues for first quarter 2022 achieved was $ 62.2 million, compared to $ 29.4 million in fourth quarter 2021. This implies a gross transaction value of approximately $1.5 billion for the first quarter compared to $0.7 billion in the fourth quarter 2021.
●	Utilities top up on Nwassa saw revenues increase to $45.2 million for the first quarter 2022 compared to $37.4 million in the fourth quarter 2021. This represents a growth rate of 20.8% quarter on quarter.
●	The significant growth in Nwassa revenues is in line with our strategy to expand our Agri-Fintech business as our core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The modest decline in the Naira -USD exchange rate on March 31,2022 as compared to December 31, 2021 has been mitigated by the significant organic growth of both volume activity and revenue thereof.

Mobile leasing revenues continue to be in line with expectations of the three year leasing contract and slightly impacted by the declining exchange rate.

Tingo Mobile Cost of Revenue

Tingo Mobile’s cost of revenue for the three months ended March 31, 2022 was $103.8 million as compared to $387.9 million for the three months ended December 31, 2021, a decrease of $284.1 million, or approximately 73%. This is largely due to the one off cost associated with one off sales in November 2021 of $301 million Cost of revenue principally consists of matching the release of our lease prepayments to our manufacturer to that of our customers over the 36-month mobile leasing period.  Increases over the prior year are a combination of a longer leasing period in 2021, due to the renewal of new contracts in May and August of 2021.  However, because overall cost of revenue also includes the cost of our agri-fintech services, the trending decrease in cost of revenue as a percentage of overall sales is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below.  In other words, as we expand our NWASSA platform and revenue streams associated therewith, we expect our overall cost of revenue, as a percentage of overall revenue, to decrease accordingly.

Tingo Mobile Gross Profit and Income from Operations

Tingo Mobile’s gross profit for the three months ended March 31, 2022 was $153.2 million as compared to $128.5 million during the three months ended December 31, 2021, an increase of $26.6 million, or 20.1%.  The substantial increase is largely due to positive growth of revenue mix in the higher margin business in Nwassa, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal costs as compared to our sales and leasing business.  With increased adoption rates and growth in our subscriber base, as Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.  Nwassa generates net margins over 90%.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company.  The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards.  The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares.  The term of the Incentive Plan will expire on October 6, 2031.  On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first quarter of 2022, the Tingo Compensation Committee granted awards under the Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 118,870,000 shares.  The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company.  We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $78.4 million for the three months ended March 31, 2022 ( $ 23.4m for staff and $55m for consultants).

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

Cash on Hand. As of March 31, 2022, our cash and cash equivalents totaled $25.3 million on a consolidated basis. This is a significant reduction from the quarter ended December 31, 2021 due mainly to a substantial reduction in accounts payable linked to the Company’s mobile phone supplier.

Indebtedness: The Company had no financial debt as at March 31, 2022.

We expect our cash on hand, proceeds received from our assets and operations, cash flow from continuing operations will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our parent company’s operating and compliance expenditures.

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

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On May 10, 2022, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT.  The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’.  A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 12, 2022.

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

Our management, with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2022.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 (“10-K”).  As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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

Readers should carefully consider these risks and all other information contained in our 10-K, including the Company’s financial statements and the related notes thereto.  The risks and uncertainties described in our 10-K and throughout this 10-Q are not the only ones facing the Company.

Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

	(b)	Code of Business Conduct and Ethics. [Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2021]
	(c)	2021 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on October 12, 2021.]
	(d)	Agreement and Plan of Merger among the Company, MICT, Inc., and MICT Merger Sub, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on May 12, 2022.]
31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

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

Dated: May 16, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer