Form 10-Q/A
period 2021-09-30
TINGO, INC.
filed 2022-07-21
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

As disclosed in the Registrant's Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of Tingo, Inc. (the "Company") with a wholly-owned subsidiary of Nasdaq-listed MICT, Inc., the Company has reviewed and considered its accounting treatment of its acquisition of Tingo Mobile PLC ("Tingo Mobile") on August 15, 2021 (the "Acquisition"). Based on this review, the Company has elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

This Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter and nine months ended September 30, 2021 ("Amended 10-Q") has been prepared in accordance with reverse acquisition accounting rules, and now includes the consolidated operating results of Tingo Mobile for the full period cover by the Report, rather than using forward acquisition accounting as had been presented previously, which included the results of Tingo Mobile only from the date of the Acquisition.

Accordingly, this Amended 10-Q supersedes and replaces in its entirety the Quarterly Report on Form 10-Q filed by the Company on November 15, 2021 ("Original Filing"). This Amended 10-Q does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Amended 10-Q continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Current Assets
Cash and Cash Equivalents	$25,365,654	$28,202,869
Accounts and Other Receivables	1,414,436,631	241,953,782
Inventory	225,000	30,941
Prepayments - current portion	409,434,667	—
Total Current Assets	1,849,461,952	270,187,142

Non-Current Assets
Prepayments - non-current portion	685,005,221	—
Property, plant and equipment, net	33,078,030	37,042,344
Work-in-Progress	192,712,052	207,968,849
Intangible Assets	1,970,067	3,055,061
Total non-current assets	912,765,370	248,066,254
Total Assets	$2,762,227,322	$518,253,396

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	$714,172,570	$20,534,718
Deferred income - current portion	492,269,333	—
Value added tax - current portion	38,072,052	—
Tax Liability	120,467,713	67,601,594
Total current liabilities	1,364,981,668	88,136,312

Non-current liabilities
Deferred income - non-current portion	822,618,778	—
Value added tax - non-current portion	63,621,239	—
Deferred Tax	1,268,498	2,360,003
Total non- current liabilities	887,508,515	2,360,003

Total Liabilities	2,252,490,183	90,496,315

COMMITMENTS AND CONTINGENCIES

Stockholder's Equity
Common stock – Class A, par value $.001 per share, 1,250,000,000 shares authorized, 1,096,146,211 and 928,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	1,063,641	928,000
Common Stock – Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	65,000	65,000
Additional paid-in-capital	115,048,344	508,549
Accumulated Surplus	459,872,603	458,538,770
Translation Reserve	(66,312,449)	(32,283,238)
Total Tingo, Inc.'s stockholders' equity	509,737,139	427,757,081
Non-controlling interests	—	-
Total Stockholders Equity	509,737,139	427,757,081
Total Liabilities and Stockholders Equity	$2,762,227,322	$518,253,396

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Revenues	$176,985,441	$44,982,932	$317,540,202	$574,618,275
Cost of Sales	(92,355,972)	(2,884,465)	(140,495,082)	(380,787,694)
Gross Profit	84,629,469	42,098,467	177,045,120	193,830,581

Operating Expense
Payroll and related expenses	781,710	797,267	2,191,994	2,197,636
Distribution expenses	352,919	95,155	574,531	226,041
Professional fees	111,660,000	314,628	112,260,000	314,628
Bank fees and charges	286,072	384,959	513,342	889,356
Depreciation and amortization	701,160	1,518,654	2,108,884	4,561,058
General and administrative expenses - other	122,774	89,759	150,489	215,080
Bad Debt Expenses	23,012	—	44,365	9,159,736
Total Operating Expenses	113,927,647	3,200,422	117,843,605	17,563,535

Income (Loss) from Operations	(29,298,178)	38,898,045	59,201,515	176,267,046

Other Income (Expenses)
Other income (expenses)	(243,128)	228,380	(2,752)	529,088
Bad debt recoveries	—	3,463,200		3,463,200
Interest expense	—	(171,330)	—	(872,429)
Total Other Income (Expenses)	(243,128)	3,520,250	(2,752)	3,119,859

Income (Loss) before tax	(29,541,306)	42,418,295	59,198,763	179,386,905

Taxation	(15,141,810)	(13,722,861)	(54,548,065)	(61,674,092)

Net Income (Loss)	$(44,683,116)	$28,695,434	$4,650,698	$117,712,813

Net Income (Loss)	$(44,683,116)	$28,695,434	$4,650,698	$117,712,813

Other Comprehensive Income (loss)
Translation Adjustment	(2,555,063)	(6,570,787)	(33,935,739)	(27,367,339)

Total Comprehensive Income (Loss)	$(47,238,179)	$22,124,647	$(29,285,041)	$90,345,474

Net Income (Loss) per share - Basic and Diluted	$(0.04)	$0.02	$(0.03)	$0.09

Weighted Average number of common shares outstanding
Basic and diluted	1,051,384,648	993,000,000	1,014,563,668	993,000,000

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity
Balance as of January 1, 2020	928,000,000	$928,000	65,000,000	$65,000	$508,549	$316,568,435	$(16,177,137)	$301,892,847

Net income for the period ended September 30, 2020	—	—	—	—	—	117,712,813	—	117,712,813

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(27,367,339)	(27,367,339)

Balance as of September 30, 2020	928,000,000	928,000	65,000,000	65,000	508,549	434,281,248	(43,544,476)	392,238,321

Balance as of January 1, 2021	928,000,000	928,000	65,000,000	65,000	508,549	458,538,770	(32,283,238)	427,757,081

Net income for the nine months ended September 30, 2021	—	—	—	—	—	4,650,698	—	4,650,698

Issuance of shares for acquisition of IWeb	40,306,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)

Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	111,360,000

Aditional share issuances	100,000,000	100,000	—	—	—	—	—	100,000

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(33,935,739)	(33,935,739)

Balance as of September 30, 2021	1,096,146,211	$1,063,641	65,000,000	$65,000	$115,048,344	$459,872,603	$(66,312,449)	$509,737,139

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity
Balance as of June 30, 2020	928,000,000	$928,000	65,000,000	$65,000	$508,549	$405,585,814	$(36,973,689)	$370,113,674

Net income for the period ended September 30, 2020	—	—	—	—	—	28,695,434	—	28,695,434

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(6,570,787)	(6,570,787)

Balance as of September 30, 2020	928,000,000	928,000	65,000,000	65,000	508,549	434,281,248	(43,544,476)	392,238,321

Balance as of June 30, 2021	928,000,000	928,000	65,000,000	65,000	508,549	507,872,584	(63,663,914)	445,710,219

Net loss for the period ended September 30, 2021	—	—	—	—	—	(44,683,116)	—	(44,683,116)

Issuance of shares for acquisition of IWeb	40,306,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)

Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	111,360,000

Aditional share issuances	100,000,000	100,000	—	—	—	—	—	100,000

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(2,555,063)	(2,555,063)

Balance as of September 30, 2021	1,096,146,211	$1,063,641	65,000,000	$65,000	$115,048,344	$459,872,603	$(66,312,449)	$509,737,139

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine month ended
	September 30, 2021	September 30, 2020
Cash Flows from operating activities
Net Income	$4,650,698	$117,712,813
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	2,108,884	4,787,116
Bad Debt expense	44,365	9,159,736
Stock issued for services	111,360,000	—
Stock issued for acquisition – other shares	100,000	—
Increase/Decrease related to
Inventories	(194,509)	160,274
Trade and other receivables	(1,172,531,430)	(15,756,720)
Prepayments	(1,094,439,888)	120,370,261
Trade and other payables	2,110,419,531	(180,453,470)
Work in progress	15,256,797	—
Taxes paid	51,774,614	—
Net Cash provided by operating activites	28,353,001	55,980,010

Cash flows from investing activities
Acquisition of property, plant and equipment	(403,947)	(197,547)
Acquisition of IWEB	(194,901)	—
Work in progress additions	—	(169,585,325)
Acquisition of intangibles	(573,915)	—
Net Cash used in investing activities	(1,172,763)	(169,782,872)

Cash flows from financing activities
Net borrowings	—	(6,803,522)
Net Cash used in financing activities	—	(6,803,522)

Translation Adjustment	(30,017,453)	(28,226,329)

Net change in cash and cash equivalents	(2,837,215)	(148,832,713)

Cash and cash equivalents, beginning of period	28,202,869	188,452,412

Cash and cash equivalents, end of period	$25,365,654	$39,619,699

Supplemental Cash flow information
Cash paid for period for:
Interest	$—	$196,883

Non-cash disclosures
Stock issued for acquisiton – other	$100,000	$—
Stock issued for services	$111,360,000	$—

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (“we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. Prior to the acquisition of Tingo Mobile, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we attributed a $3.2 million in net equity to the Company's prior business as shown in the Condensed Consolidated Statements of Shareholders' Equity above.

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

As of September 30, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. The reporting currency of the Company is the U.S. Dollar.

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

(2)Change in Accounting Treatment

As disclosed in the Company's Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of the Company with a wholly owned subsidiary of Nasdaq-listed MICT, Inc., the Company reviewed and considered its accounting treatment of its Acquisition of Tingo Mobile on August 15, 2021. Based on this review, the Company elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

Accordingly, the financial statements included herein have been prepared in accordance with reverse acquisition accounting rules, and now include the consolidated operating results of Tingo Mobile for the full periods presented, rather than using forward acquisition accounting as had been presented previously, which included the results of Tingo Mobile only from the date of the Acquisition.

As part of the adjustment, the Company recorded the following corrections to the prior accounting treatment on the balance sheet:

Goodwill	$(3,694,107,417)
Capitalized Acquisition Expenses	$(111,360,000)
Additional Paid in Capital	$4,170,398,451
Accumulated Surplus	$(397,390,240)
Translation Reserve	$32,459,205

The Company also recorded expenses of $111,360,000 during the third quarter of 2021 relating to shares issued to service providers in connection with the Acquisition of Tingo Mobile. This expense is a restatement of previously capitalized acquisition expenses explained above.

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of our financial statements:

Reverse Acquisition Accounting—We have adopted reverse acquisition accounting methods in connection with the Company's Acquisition of Tingo Mobile. Accordingly, the consolidated financial statements reflect the results of Tingo Mobile for the periods indicated in this Report.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Condensed Consolidated Balance Sheet as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020

Net Profit for period	$4,650,698	$141,970,335
Issuance of shares for IWeb acquisition	(3,316,865)	—
Accumulated surplus	458,538,770	314,439,471

Accumulated Surplus	$459,872,603	$456,409,806

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

Measurement and Recognition of Leases as a Lessee—At lease commencement date, the company recognises a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct expenses incurred by the company, an estimate of any expenses to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). The company depreciates the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. The company also assesses the right-of-use asset for impairment when such indicators exist.

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

Subsequent to initial measurement, the liability will be reduced by lease payments that are allocated between repayments of principal and finance expenses. The finance cost is the amount that produces a constant periodic rate of interest on the remaining balance of the lease liability.

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

The exchange rate used for conversion is:

	September 30,	December 31,
	2021	2020

Balance Sheet:

Nigerian Naira	410	379.5

Profit and Loss :

Nigerian Naira	410	379.5

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

(6)Inventory

Inventory on hand consisted of the following:

	September 30, 2021	December 31, 2020
Spare parts	$225,000	$30,491

Total Inventory	$225,000	$30,491

(7)Accounts and Other Receivables

	September 30, 2021	December 31, 2020

Trade receivable gross	$1,414,465,264	$242,072,989
Allowance for expected credit loss	(28,705)	(119,207)
	1,414,436,560	241,953,782
Directors current account	72	—
	$1,414,436,631	$241,953,782

Accounts Receivable—The total value of our three-year mobile leasing contracts with our subscribers is recognized under accounts receivable at the outset. The balance is due and payable and is credited as receipts are received from our customers pursuant to these contracts. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. During the quarter ended September 30, 2021, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers. We recognized bad debt expense of $6,525 relating to our receivables in the third quarter of 2021.

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

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements with our subscribers. Our policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the company will recognize over the three year contract term. The aging of the prepayments balance is as follows :

	September 30, 2021	December 31, 2020
Due within one year	$409,434,667	$—
Over one year:
One to two years	409,434,667	—
Over two years	275,570,555	—
Total Prepayments	1,094,439,888	—

Prepayments - current portion	409,434,667	—
Prepayments - non-current portion	685,005,221	—
Total Prepayments	$1,094,439,888	$—

(8)Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	Total
	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	10,992,230	225,788	71,899	65,232	55,455,578
ADDITIONS	0	0	0	0	0	0	0
Forex translation difference	(701,344)	(2,533,907)	(10,783,006)	(164,182)	(5,275)	10,120,597	(4,067,116)
September 30, 2021	8,858,832	32,006,346	209,224	61,606	66,624	10,185,829	51,388,462

DEPRECIATION
January 1, 2021	0	7,256,776	10,960,171	104,655	57,869	33,763	18,413,234
CHARGED FOR THE PERIOD	0	1,200,238	23,098	8,415	8,462	7,798	1,248,012
Forex translation difference	0	(532,364)	(10,863,194)	(73,369)	(4,246)	10,122,360	(1,350,813)
September 30, 2021	0	7,924,650	120,076	39,701	62,085	10,163,921	18,310,433

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	32,059	121,133	14,030	31,469	37,042,344
September 30,2021	8,858,832	24,081,696	89,149	21,905	4,539	21,909	33,078,030

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

The Total depreciation charge for 2021 is as follows:

3 months to September 30, 2021 - $ 208,777

9 months to September 30, 2021 - $ 1,248,012

(9)Intangible Assets and Work-in- Progress

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the 9 months ended September 30, 2021. This represents cost incurred on software development of mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely do financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded. For the period ended September 30, 2021, the Company incurred capitalised expenses of $0 and incurred $860,872 in amortization expenses for the nine months ended September 30, 2021.

Cost
As at 1 January, 2021	$6,193,507
Additions	—
Forex translation difference	(454,361)
As at 30 September, 2021	$5,739,146

Amortization
As at 1 January, 2021	$3,138,446
Charge for the period	860,872
Forex translation difference	(230,239)
As at 30 September, 2021	$3,769,079

Carrying Amount	$1,970,067

Work -in-Progress—Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband and mobile network enhancement across rural Nigeria. Upon completion, we intend to allocate a depreciation charge. This is projected for completion later in 2021 or in 2022. The movements above represent the results for Tingo Mobile.

January 1, 2021	$207,968,849
Additions	—
Forex translation difference	(15,256,797)
Closing balance - September 30, 2021	$192,712,052

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

Cash and Cash Equivalents—As of September 30, 2021, we had cash and cash equivalents of $25.4 million on a consolidated basis. As of December 31, 2020, we had cash and cash equivalents of $28.2 million.

Short-term Loans—The Company had no short-term loans as at September 30, 2021 or December 31, 2020.

(11)Current and Non-Current Liabilities

Accounts Payable and Accruals

	September 30, 2021	December 31, 2020
Trade payables	$714,005,220	$20,493,803
Audit fee payable	—	40,915
Other Payables	167,350	—
Total Accounts Payable and Accruals	$714,172,570	$20,534,718

Trade Payables—This represents the balance due to our Smartphone suppliers at September 30, 2021.

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

	September 30, 2021	December 31, 2020
Due within one year	$492,269,333	$—
Over one year
One to two years	492,269,333	—
Over two years	330,349,444	—
Total Deferred income	$1,314,888,111	$—

Deferred income - current portion	492,269,333	—
Deferred income - non-current portion	822,618,778	—
Total Deferred income	$1,314,888,111	$—

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	September 30, 2021	December 31, 2020
Due within one year	$38,072,052	$—
Over one year
One to two years	38,072,052	—
Over two years	25,549,187	—
Total Value added tax	$101,693,292	$—

Value added tax - current portion	38,072,052	—
Value added tax - non-current portion	63,621,239	—
Total Value added tax	$101,693,292	$—

(12)Taxation and Deferred Tax

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A reconciliation of the differences between the effective and statutory income tax rates for the periods ended September 30, 2021 and 2020 is as follows:

The provision for income tax consists of the following components for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Income tax	$51,138,811	$60,685,148
Education Tax	3,409,254	4,045,677
Current Tax	$54,548,065	$64,730,825

The significant components of the tax liabilities as of September 30, 2021 and 2020 are summarized below:

Current Tax Liabilities	September 30, 2021	September 30, 2020
Beginning of period	$71,138,433	$35,992,292
Charge for the period	54,548,065	64,730,825
	125,686,498	100,723,117
Paid during the period	—	(34,147,817)
Forex translation difference	(5,218,785)	(8,070,233)

Total Current Tax Liabilites	$120,467,713	$58,505,067

The significant components of the deferred tax liabilities as of September 30, 2021 and 2020 are summarized below:

Deferred Tax	September 30, 2021	September 30, 2020
Beginning of period	$1,368,923	$1,444,469
Change for the period	—	—
Forex translation difference	(100,425)	(74,024)
Total Deferred Tax Liabilities	$1,268,498	$1,370,445

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

As of September 30, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report. In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Quarterly Report. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Quarterly Report is filed with the SEC.

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

Results of Operations

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

The Company’s consolidated results from operations for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue
Revenue	$176,985	—	$44,983
Operating Expense	(206,284)	116.55%	(6,085)	13.53
Operating Income	(29,298)	(16.55)%	38,898	86.47

Other Income, net	(243)	—	3,520	7.8
Income before taxes	(29,541)	(16.69)%	42,418	94.30
Income tax expense (benefit)	(15,142)		(13,723)
Income from continuing operations	(44,683)	(25.25)%	28,695	63.79
Net Income (Loss)	$(44,683)	(25.25)%	$28,695	63.79

Revenue for the three months ended September 30, 2021 was significantly higher than the three months ended September 30, 2020 due to the following :

The Company generated $108.7 million, or 61.4% of its total revenue for the third quarter of 2021, from mobile leasing as compared to $0 during the three months ended September 30, 2020. The absence of mobile leasing revenue during the third quarter of 2020 was principally due to to smartphone supply shortages exacerbated by the Covid-19 pandemic. The Company's two groups of new three-year mobile leasing contracts commenced in May 2021 and August 2021, respectively.

Nwassa agri-fintech revenues for the three months ended September 30, 2021 totaled $56.5 million, a net increase of 89.5% from $29.8 million for the three months ended September 30, 2020. The significant increase was principally attributable to the introduction of mobile insurance, fees from which totaled $5.0 million during the third quarter of 2021, as well as a 281% increase in income from payments for utilities by customers during the quarter, which increased from $7.1 million in the third quarter of 2020 to $27.1 million in the third quarter of 2021.

Cost of Sales for the three months ended September 30, 2021 was $92.4 million as compared to $2.9 million for the three months dneded September 30, 2020. The principal difference consisted of expenses related to the Company's new mobile leasing contracts and airtime and data commissions paid per the mobile leasing contracts.

Other major cost items in the third quarter of 2021 included expenses associated with the acquisition of Tingo Mobile Plc totaling $111.3 million, as compared to $0 for the third quarter of 2020. Other than the foregoing, there were no other material movements in the comparative operating expenses of the Company for the third quarters of 2021 and 2020.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

The Company’s consolidated results from operations for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Nine Months Ended September 30,
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue

Revenue	$317,540		$574,618
Operating Expense	(258,339)	81.36%	(398,351)	69.32
Operating Income (loss)	59,202	18.64%	176,267	30.68

Other Income (expense) , net	(3)		3,120
Income (loss) before taxes	59,199	18.64%	17,987	31.22
Income tax expense (benefit)	(54,548)		(61,674)
Income (loss) from continuing	4,651	1.46%	117,713	20.49
operations
Income from discontinued
operations , net of tax
Net Income (loss)	$4,651	1.46%	$117,713	20.49

Revenue for the nine months ended September 30, 2021 was significantly lower than the nine months ended September 30, 2020 due to the following :

The Company generated revenue of approximately $310.0 million in connection with a one-off bulk sale of mobile phones during the nine months ended September 30, 2020. There were no one-off sales of mobile phones during the nine months ended September 30, 2021. The company earned $108.7 million and $161.9 million in the the three and nine months ended September 30, 2021, respectively, relating to the lease of mobile phones, as compared to $0 for both periods in 2020 due to smartphone supply and manufacturing shortages and other Covid-19 restrictions that affected our business as discussed above. Our new three-year mobile leasing contracts commenced in May 2021 and August 2021. The previous mobile leasing contracts expired in May 2020.

Nwassa agri-fintech revenues for the nine months ended September 30, 2021 totaled $120.7 million, an increase of 49.3% from $81.5 millin for the nine months ended September 30, 2020. The significant increase was attributable to a significant increase in income from agri-trading and utility top-up payments conducted on the platform.

Revenue

	Three Months to September 30,		Nine Months to September 30,
	2021	2020	2021	2020

Outright Phone Sales	$—	$—	$—	$310,000,000
Mobile Phone Leasing	108,669,889	—	161,919,889	142,111,985
Services- Mobile calls & data	11,799,270	15,181,396	34,899,849	44,861,689

NWASSA revenue	56,516,282	29,801,537	120,720,464	77,644,601
Airtime	2,762,722	2,651,560	6,747,944	7,850,225
Brokerage on loans	552,180	1,027,717	1,563,546	2,271,341
Insurance	5,380,600	—	7,362,470	1,691,994
Trading on agricultural produce	20,746,218	19,012,268	51,269,806	30,269,146
Utility	27,074,562	7,109,992	53,776,698	35,561,895

Total Revenue	$176,985,441	$44,982,933	$317,540,202	$574,618,275

Our agri-fintech business grew from being 13.5% of total revenue in the nine months ended September 30, 2020 to 38.0% in the nine months ended September 30, 2021. This trend demonstrates the increased activity resulting from the adoption of the smartphone ‘device as a service’ strategy the Company has implemented. Nwassa revenue increased by over 55.5% for the nine-month period ended September 30, 2021 as compared to the nine months ended September 30, 2020.

For the comparative quarter ended September 30, 2021, the Company reported an 89.6% increase in revenues from its Nwassa agri-fintech business. A contributing factor has been the significant take up of mobile insurance and the use of utility top-ups. Agri trading activity has also seen significant growth for the comparative nine-month period which is significant, given the impact of Covid 19 on the market as a whole. That trend has held consistently in 2021 as illustrated in the comparative results for the three-month period.

Mobile sales leasing – the previous three-year cycle ended in May 2020. Due to Covid 19 and disruption to supply chains , the new three-year cycle recommenced in May 2021. Deliveries of 9 million devices was staggered between May 2021 and August 2021. We anticipate the level of revenue will increase significantly for subsequent quarters due to the full rollout of 9 million devices by August 2021. In 2020, the Company secured a wholesale distribution contract to supply devices, delivering sales of $310.0 million included in the nine month period ended September 30, 2020.

Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. Nwassa, the Agri-Fintech platform generated 31.8% of total revenue. Total non-leasing (‘device as a service’) revenues represented 38.1% to total revenues. Typical fees and commissions range from 1.5% to 4.0%. Insurance revenue is fixed at $0.24 per device per month. There were no outright sales of phones in the period. Deferred Income represents the gross value of such contracts and a monthly release is made to revenue as per the terms of each contract and our accounting policy.

Cost of Sales

The following table sets forth the cost of sales for the three and nine month periods ended September 30, 2021:

	Three Months to September 30,		Nine Months to September 30,
	2021	2020	2021	2020
	$	$	$	$

Commission to Cooperatives and Agents	2,241,861	64,567	6,630,971	8,946,179
Cost of Mobile Phones	90,114,111	2,819,898	133,864,111	371,841,515

Total cost of sales	92,355,972	2,884,465	140,495,082	380,787,694

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents – the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. There were no outright sales of phones during this period. Prepayments on the Balance Sheet represent the gross value of phone expenses that will be amortized monthly. Prior year figures for the nine months ended September 30 , 2020 include cost of the devices sold.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the three and nine month periods ended September 30, 2021:

	Three Months to		Nine Months to
	September 30,		September 30,
	2021	2020	2021	2020
	$	$	$	$

Selling, General and Adminstrative Expenses	113,927,647	3,200,422	117,843,605	17,563,535

Selling , General and Administrative Expenses include the - $ 111.3m. All other operating expenses are in line with prior year and mainly relate to the opearing expenses for Tingo Mobile Plc.

Gross Profit and Income from Operations

Gross profit for the comparative three-month period increased by over 200% mainly due to the higher margin business mix of the Nwassa platform activity. Gross Margins achieved for the three months period was 48% . For the nine-month comparative period ended September 30, 2021, gross margin achieved was 55.8%. The comparative gross margin for comparable nine months ended September 30, 2020 was 33.6%. The margin mix is impacted by the proportion of mobile sales vs Nwassa activity. The increased activity on the Nwassa derives a higher gross margin, inasmuch as the level of direct expenses associated with this activity is relatively insignificant compared to cost of sales for mobile devices.

This trend is evidenced by the increased level of income from operations we have posted for the nine months and three months ended September 2021 compared to prior comparable period. For the comparable three-month period we have delivered a very strong growth of over 211% in income from Operations and maintained a relatively similar level of profitability despite a lower sales figure by 45% compared to the same nine-month period. This illustrates the significant value of the increased mix of Nwassa revenues relative to mobile sales will have a significant impact on margins and profitability into the future. Net margins achieved was 46% for the three months to September 2021 and 53.6% for the nine months ended September 30, 2021. For the comparable period, net margins were 31.2% for the nine months. For the three months ended September 30, 2020 net margins were 94%, demonstrating the high margin activity of our Nwassa Agri-Fintech business.

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

Operating activities generated approximately $28.3 million during the nine months ended September 30, 2021, representing a decrease of $27.6 million compared with 2020, driven by the net income of $4.6 million for the period, offset primarily by changes in working capital of $23.7 million.

Net cash used in investing activities was approximately $1.2 million during the nine months ended September 30, 2021, compared with approximately $169.8 million for the nine months ended September 30, 2020. The change is primarily due to the work in progress additions during the nine months ended September 30, 2020.

Net cash provided by financing activities during the nine months ended September 30, 2021 was zero compared with net cash used in financing activities of $6.6 million during the nine months ended September 30, 2020.

Indebtedness: The Company had no financial debt as at September 30, 2021.

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

Item 4.Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of September 30, 2021 and (ii) our internal control over financial reporting was not effective as of September 30, 2021, inasmuch as we have recharacterized the acquisition of Tingo Mobile as a reverse acquisition under applicable accounting rules and have amended and restated our financial statements in this quarterly report on Form 10-Q accordingly.

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

Item 1A.  Risk Factors

In connection with our acquisition of Tingo Mobile, we are subject to a number of risks. As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Amendment No. 1 to our Quarterly Report on Form 10-Q, we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course. Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Readers should carefully consider these risks and all other information contained in our filings with the SEC, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described throughout this 10-Q are not the only ones facing the Company.

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

Dated: July 21, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer