Form 10-K/A
period 2021-12-31
TINGO, INC.
filed 2022-07-22
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

As disclosed in the Registrant’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of Tingo, Inc. (the “Company”) with a wholly-owned subsidiary of Nasdaq-listed MICT, Inc., the Company has reviewed and considered its accounting treatment of its acquisition of Tingo Mobile PLC (“Tingo Mobile”) on August 15, 2021 (the “Acquisition”). Based on this review, the Company has elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

This Amendment No. 2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 (“Amended 10-K”) has been prepared in accordance with reverse acquisition accounting rules, and now includes the consolidated operating results of Tingo Mobile for the full period covered by the Report, rather than using forward acquisition accounting as had been presented previously, which included the results of Tingo Mobile only from the date of the Acquisition.

Accordingly, this Amended 10-K supersedes and replaces in its entirety the Annual Report on Form 10-K filed on March 31, 2022 (“Original Filing”), as well as Amendment No. 1 to the Annual Report on Form 10-K/A filed by the Company on April 7, 2022.

This Amended 10-K does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information concerning the Acquisition, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I

Item 1. Business

Tingo, Inc. (“we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. Prior to the acquisition of Tingo Mobile, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we attributed a $3.2 million in net equity to the Company’s prior business as shown in the Condensed Consolidated Statements of Shareholders’ Equity herein.

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

Impact of the Coronavirus on Africa. While morbidity and mortality rates in Africa resulting from Covid-19 have been substantially lower than in other world regions, the economic effects have nevertheless been severe. The pandemic initially caused a drop in global demand and prices for African natural resource exports (especially oil and some minerals), disrupted trade and tourism, stemmed remittances from African workers abroad, and promoted local lockdown measures. Some African economies began to rebound in 2021, but the region is recovering more slowly than others due, in part, to African governments’ limited stimulus resources. The effects of increased poverty, food insecurity, and school closures (often without virtual alternatives) are likely to endure. In late 2021, scientists in South Africa provided genomic identification and notification to international health authorities of the new ‘Omicron’ variant first detected in Botswana. Public fatigue with infection control measures, the Delta variant, and low vaccination rates helped drive earlier waves of cases in many African countries in 2021. Omicron’s rapid spread prompted countries around the world to restrict travel from southern Africa. As access to testing has been low in many countries, some health experts posit that actual caseloads and mortality may be higher than previously reported. Although we have managed to avoid a material disruption to our operations as a result of Covid-19, as of the date of filing of this Amended 10-K, we cannot predict the impact that the pathogen or its attendant economic effects will have on the Company in 2022 or beyond.

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

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks and uncertainties described below are not the only ones facing Tingo. You should carefully consider these risks, together with all of the other information included in this Amended 10-K, including our financial statements and the related notes thereto.

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

Many African legal systems are based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. There are other circumstances where key regulatory definitions are unclear, imprecise or missing, or where interpretations that are adopted by regulators are inconsistent with interpretations adopted by a court in analogous cases. In Nigeria, for example, there are Sharia law courts that operate in the predominantly Muslim north, to which only Muslims are subject. Decisions of these courts are subject to appeal and reversal by the secular courts. As a result, we may not be aware of our violation of certain policies and rules until after the violation. In addition, any administrative and court proceedings in Africa may be protracted, resulting in substantial expenses and the diversion of resources and management attention.

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

The Company and other businesses in Nigeria generally are having difficulty sourcing foreign exchange through the Central Bank of Nigeria, which has restricted access to foreign exchange in an effort to support the local Naira currency. This has adversely affected our customers and the business community generally in Nigeria. As a result, it has been necessary for the Company to arrange financing outside of Nigeria for compliance, operations, and other expenses associated with our business in the United States and other locations outside of Nigeria. As described under Liquidity and Capital Resources below, we have filed a Form D pursuant to the Securities Act of 1933 in connection with our efforts to raise capital from private investors outside of Nigeria, and we have also sought out other means we can derive dollar-denominated revenue from our business activities outside of Nigeria. Nevertheless, if we are unsuccessful in raising capital or generated cash flow outside of Nigeria, the operations of our parent company, Tingo Inc., may be adversely affected.

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

We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and upgrading of our wireless and wireline networks, including the permitting, building, and installation of network upgrades; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from ILECs to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for our wireless customers. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant expenses. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant expenses implementing alternative arrangements.

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

While, to date, we are not aware of any cyber attacks or other cyber incidents that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the expenses of such preventative actions, including insurance coverage that we maintain relating to cybersecurity incidents, may be significant, which may adversely affect our results of operations. Any disruption of the information technology systems that are necessary to conducting normal business operations due to a cyber attack, even for a limited amount of time, may prevent us from conducting normal business operations and adversely affect our financial condition. Any major compromise of our data or network security or that of our third-party service suppliers, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, even for a limited amount of time, could disrupt our operations, impact our reputation and subscribers’ willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, significant penalties under privacy laws, and litigation, which could be material. Furthermore, the potential expenses associated with any such cyber attacks could be greater than the insurance coverage we maintain.

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

Moreover, many data protection regimes apply based on where a consumer is located, and as we expand and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, including those in the areas of data security, data privacy and regulation of email providers and those that require localization of certain data, which could require us to incur additional expenses and restrict our business operations.

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

As the internet continues to revolutionize commercial relationships on a global scale and online penetration increases, new laws and regulations relating to the use of the internet in general and the e-commerce sector in particular may be adopted. These laws and regulations may govern the collection, use and protection of data, consumer protection, online payments, pricing, anti-bribery, tax, country specific prices and website contents and other aspects relevant to our business. The adoption or modification of laws or regulations relating to our operations could adversely affect our business by increasing compliance expenses, including as a result of confidentiality or security breaches in case of non-compliance, and administrative burdens. In particular, privacy related regulation could interfere with our strategy to collect and use personal information as part of our data-driven approach along the value chain. We currently comply with these new guidelines, and our data protection and privacy policies address methods for continued compliance with such guidelines. We must comply with applicable regulations in all of the countries in which we operate, and any non-compliance could lead to fines and other sanctions.

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

We operate an agri-fintech, agritech and agricultural marketplace business primarily in Nigeria. We supply our mobile phones as the means by which our subscriber base can access our agri-fintech solutions – ‘Device as a Service’ strategy. We primarily generate revenue from sale and lease of our mobile phones, voice, internet, payment services and commissions from our agri-marketplace - Nwassa. There is no guarantee that we will generate sufficient revenue in the future to operate profitably and maintain and grow our business. If we cannot successfully generate revenue at a rate that exceeds the expenses associated with our business, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis and our revenue growth rate may decline. If we fail to remain profitable, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

An economic downturn could affect our operating results.

An economic downturn may have a particularly adverse effect upon small and medium-sized companies, which are our primary market for investments. During periods of volatile economic conditions, these companies often experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased funding expenses. During such periods, these companies also may have difficulty expanding their businesses and operations and may be unable to meet their debt service obligations or other expenses as they become due. Any of the foregoing developments could cause the value of our investments in these companies to decline. In addition, during periods of adverse economic conditions, we may have difficulty accessing financial markets, which could make it more difficult or impossible for us to obtain funding for additional investments. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2021, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa's payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen.  Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

Results of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The Company’s consolidated results from operations for the years ended December 31, 2021 and 2020 are summarized as follows:

	Year Ended December 31,
($in Thousands)		% of		% of
	2021	Revenue	2020	Revenue
Revenue	$865,838	—	$585,255
Operating Expense	(947,232)	-109.40%	(383,398)	65.51%
Operating Income (loss)	(81,394)	-9.54%	201,856	34.49%

Other Income (Expenses), net	417	—	(8,854)	-1.51%
Income (loss) before taxes	(80,977)	-9.35%	210,710	36.00%
Income tax (expense)	(104,802)	-12.10%	(68,740)	-11.75%
Income (loss) from continuing operations	(185,779)	-21.46%	141,970	24.26%
Income from discontinued operations, net of tax	—	—	—	—
Net Income (loss)	$(185,779)	-21.46%	$141,970	24.26%

Revenue

Generally. Total revenue for Tingo Mobile increased from $585.3 million in 2020 to $865.8 million in 2021, an increase of $280.5 million or 47.9%. This followed an increase of $129.7 million, or 28.5%, in 2020 from revenue of $455.6 million in 2019. The increase in 2021 over 2020 was principally due to the following:

●	the increased use of our agri-fintech services by our subscribers, which saw a record increase of approximately $100 million year-over-year, representing over a 101% increase in revenues for Nwassa, our Agri-fintech platform. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform, where revenues have increased by 89.9% over 2020 with 2021 revenues of $80.7 million (2020 - $ 42.5 million).
●	Affordable pricing of mobile device insurance saw a substantial increase in the number of customers that opted for the service increase by over 795% from 2020, to post revenues of $14.4 million (2020 : $1.6 million)
●	A significant number of customers see Nwassa as their chosen method to make payments for utilities. The Company recorded a 120.0% growth in revenues in 2021 ($91.1 million) over 2020 ($ 41.5 million).
●	The significant growth in Nwassa revenues is in line with the company’s strategy to expand its Agri-Fintech business as its core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The favorable Naira-USD exchange rate on December 31, 2021 as compared to December 31, 2020.
●	Mobile leasing revenues increased due to timing of the renewal of the three-year leasing contracts. The previous three-year contract expired in May 2020. The new contracts commenced in May 2021 and August 2021, renewing over 9.3 million existing subscribers, the majority of whom are active on the Nwassa platform.
●	Our agri-fintech monthly revenue growth has increased from $25.4 million in September 2021 to $31.8 million in December 2021, representing a 24.9% increase. The key areas that contributed to this significant monthly growth are the significant increase of the number of agricultural trades executed through our system by 56.0%, delivering revenue growth of 77.0% for this activity alone. Some of this growth may be seasonal but it is a demonstration of a material increase in the level of activity on Nwassa as the service matures. In addition, we have experienced double digit growth in mobile insurance and loan brokerage services during 2021 as compared to 2020.

●	In the fourth quarter of 2021, we sold 2.9 million of our smartphones to a third cooperative in a single transaction, generating revenue of approximately $301.0 million. The members of this cooperative have the option, but not the obligation, to register for the Company’s Nwassa platform to gain access to our agri-fintech services and become additions to our subscriber base.

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

The percentage growth in the various components of our Nwassa revenue from 2020 to 2021 is shown in the following table:

NWASSA REVENUE

	2021	2020	Pct. Increase

Airtime	$10,129,247	$10,114,806	0.1%
Brokerage on Loans	2,334,312	2,975,749	(21.6)%
Insurance	14,387,594	1,606,707	795.5%
Agricultural Produce Trading Fees	80,655,494	42,476,778	89.9%
Utility Payment Transaction Fees	91,132,027	41,471,994	120.0%

Total	$198,638,674	$98,646,034	101.4%

Mobile Sales and Leasing. Regarding the lease contracts for our mobile phones, the previous three-year cycle ended in May 2020. Due to Covid 19 and disruption to our supply chains, our new three-year leasing cycle recommenced in May 2021. Deliveries of 9.0 million devices were staggered between May 2021 and August 2021. We anticipate the level of revenue will increase significantly for subsequent quarters due to the full rollout of over 9.0 million devices by August 2021.

In examining the financial model of Tingo, we believe it is important to understand that the provision of smartphones is the means to drive a higher level of access to Nwassa, our Agri-Fintech platform, to enable our customers to participate in our Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions. Typical fees and commissions on these services can be up to 4.0%. Insurance revenue is fixed at $0.24 per device per month. Our focus on providing an affordable mobile device is core to the delivery of our fintech services and we call that ‘Device as a Service’ model. The richness of our Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities. The agri-marketplace we have created provides our customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ - a key area of focus for us as part of our investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the Nwassa platform.

Cost of Sales

The following table sets forth the cost of sales for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Commission to Cooperatives and Agents	$9,378,916	$10,884,336
Cost of Mobile Phones	519,090,489	353,499,376

Total cost of sales	$528,469,405	$364,383,712

Our cost of sales for 2021 was $528.5 million as compared to $364.4 million in 2020, an increase of $164.1 million, or approximately 45.0%.  This followed an increase of $47.9 million, or 15.1% from our cost of sales in 2019, which was $316.5 million.  Of significance is our cost of sales as a percentage of overall revenue for each of the years ended December 31, 2021, 2020, and 2019, which percentage was 61.0%, 62.3%, and 69.5%, respectively.  Cost of sales principally consists of matching the release of our lease prepayments to our manufacturer to that of our customers over the 36-month mobile leasing period.  Increases over the prior year are a combination of a longer leasing period in 2021, due to the renewal of new contracts in May and August of 2021.  However, because overall cost of sales also includes the cost of our agri-fintech services, the trending decrease in cost of sales as a percentage of overall revenue is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below.  In other words, as we expand our Nwassa platform and revenue streams associated therewith, we expect our overall cost of sales, as a percentage of overall revenue, to decrease accordingly.

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through our farmers’ cooperative partners and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. Prepayments on the Balance Sheet represent the gross value of phone expenses that will be amortized monthly. For outright phone sales, we recognize the cost of the device in line with our revenue recognition policy discussed herein.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Selling, General and Administrative Expenses	$418,762,527	$19,014,693

Prior year expenses mainly relate to general and administrative expenses only.  Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these expenses.  In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants.  This resulted in compensation expense of $297.1 million for the year. The component included under payroll and related services is $ 220.6m and included under Professiinal fees is $ 76.5m.  Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of approximately $327.5 million on a consolidated basis during 2021.  A detailed breakdown of other expenses included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement.  A substantial part of these expenses relate to Tingo Mobile’s operations in Nigeria. Also included under Professional fees is the finders fee paid to third parties of $ 111.3m. This cost was previously capitalized as part of the acquisition cost relating to Tingo Mobile Plc. Under the revised accounting treatment this cost has been expensed under the restatement.

Gross Profit and Income from Operations

Tingo Mobile’s gross profit for 2021 was $337.4 million as compared to $220.9 million in 2020, an increase of $116.5 million or 52.7%. The substantial increase in gross profit from 2020 to 2021 was consistent with the increase from 2019 to 2020, where gross profit rose $81.8 million, or 58.9%, from $139.1 million in 2019. The increases from 2019 through 2021 were principally due to a significant increase in the revenue growth of our Nwassa agri-fintech platform, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal expenses as compared to our sales and leasing business. With increased adoption rates and growth in our subscriber base, as Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.

This trend is evidenced by the increased level of income from operations we have posted for 2021 as compared to 2020. This illustrates the significant value of the increased mix of Nwassa revenues relative to mobile sales/leasing will have a significant impact on margins and profitability into the future. Net margins achieved was 37.8% for 2021 as compared to 34.3% in 2020 and 28.3% in 2019.

Other Income

Other income was insignificant in 2021, or less than $0.5 million, as compared to approximately $8.9 million in 2020, and $0.4 million in 2019. The principal reason for the significant increase in 2020 was the recovery of bad debts. Given the manner in which we bundle our services with our branded phones, we do not typically incur a substantial amount of bad debt. Accordingly, we do not expect other income relating to the recovery of bad debts to be a significant revenue item in future periods.

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

21

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

Cash on Hand.  As of December 31, 2021, our cash and cash equivalents totaled $128.4 million on a consolidated basis as compared to $28.2 million in cash and cash equivalents at December 31, 2020.

Cash Provided from (Used in) Operating Activities.  Operating activities from continuing operations provided approximately $123.8 million during the year ended December 31, 2021 as compared to cash generated of approximately $61.7 million for the year ended December 31, 2020.  The increase was primarily due to the increase in trade and other payables and deferred income for significant sales of mobile phones in Q4 of 2021.

Cash Provided from (Used in) Investing Activities.  For the year ended December 31, 2021, our net cash used in investing activities was approximately $1.2 million, compared to net cash used in investing activities of approximately $199.3 million for all of 2020, the principal difference being the acquisition of work in process during 2020.

Cash Provided from (Used in) Financing Activities.  For the year ended December 31, 2021, our net cash used in financing activities was zero, compared to net cash used in financing activities of approximately $8.9 million for all of 2020.  The principal reason was for repayments on debts outstanding in 2020 that were not outstanding in 2021.

Indebtedness: The Company had no financial debt as at December 31, 2021 or 2020.

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

22

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

23

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tingo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tingo Mobile, Inc. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Treatment

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for acquisition accounting related to the August 15, 2021 transaction in the year ended December 31, 2021.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2021.

Denver, Colorado
July 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TINGO, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Tingo Mobile Plc, a wholly owned subsidiary of Tingo Inc. (the “Company”) as of December 31, 2020, and the related consolidated statements of comprehensive profit, stockholders’ gain and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)
We have served as the Company’s auditor since February 2020.
July 19, 2022
Lagos, Nigeria

TINGO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash and Cash Equivalents	$128,367,605	$28,202,869
Accounts and Other Receivables	1,400,917,140	241,953,782
Inventory	129,823	30,491
Prepayments - current portion	409,434,667	—
Total Current Assets	1,938,849,235	270,187,142

Non-Current Assets
Prepayments - non-current portion	575,464,002	—
Property, plant and equipment, net	223,762,115	37,042,344
Work-in-Progress	—	207,968,849
Intangible Assets	1,670,924	3,055,061
Total non-current assets	800,897,041	248,066,254
Total Assets	$2,739,746,276	$518,253,396

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	$754,836,164	$40,915
Deferred income - current portion	492,269,333	—
Value added tax - current portion	38,190,992	20,493,802
Tax Liability	100,606,352	67,601,594
Total current liabilities	1,385,902,842	88,136,311

Non-current liabilities
Deferred income - non-current portion	690,922,799	—
Value added tax - non-current portion	53,602,826	—
Deferred Tax	2,171,039	2,360,004
Total non- current liabilities	746,696,664	2,360,004

Total Liabilities	2,132,599,506	90,496,315

COMMITMENTS AND CONTINGENCIES

Stockholder’s Equity
Common stock - Class A, par value $.001 per share, 1,250,000,000 shares authorized, 1,205,016,211 and 928,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,172,511	928,000
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	65,000	65,000
Additional paid-in-capital	412,080,474	508,549
Accumulated Surplus	269,442,456	458,538,770
Translation Reserve	(75,613,671)	(32,283,238)
Total Stockholders Equity	607,146,770	427,757,081
Total Liabilities and Stockholders Equity	$2,739,746,276	$518,253,396

The accompanying notes are an integral part of these financial statements

TINGO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,
	2021	2020
Revenues	$865,838,327	$585,254,527
Cost of Sales	(528,469,405)	(364,383,712)
Gross Profit	337,368,922	220,870,815

Operating Expense
Payroll and related expenses	223,727,942	2,630,454
Distribution expenses	985,801	268,337
Professional Fees	188,857,470	298,768
Bank fees and charges	926,256	909,233
Depreciation and amortization	2,886,913	5,769,462
General and administrative expenses - other	1,278,898	440,415
Bad Debt Expenses	99,247	8,698,024
Total Operating Expenses	418,762,527	19,014,693

Income (loss) from Operations	(81,393,605)	201,856,122

Other Income (Expenses)
Other income	360,818	268,866
Recovered debt	55,428	9,454,965
Interest Expenses	—	(869,968)
Total Other Income (Expenses)	416,246	8,853,863

Income (loss) before tax	(80,977,359)	210,709,985

Taxation	(104,802,090)	(68,739,650)

Net Income (loss) after Tax	(185,779,449)	141,970,335

Net Income (loss)	$(185,779,449)	$141,970,335

Other Comprehensive Loss
Translation Adjustment	(43,236,961)	(16,106,101)

Total Comprehensive Income (loss)	$(229,016,410)	$125,864,234

Income per share - Basic and Diluted	$(0.21)	$3.12

Weighted Average number of common shares outstanding
Basic and diluted	1,068,119,444	40,306,211

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity
Balance as of January 1, 2020	928,000,000	$928,000	65,000,000	$65,000	$508,549	$316,568,435	$(16,177,137)	$301,892,847

Net income for the year ended December 31, 2020	—	—	—	—	—	141,970,335	—	141,970,335

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(16,106,101)	(16,106,101)

Balance as of December 31, 2020	928,000,000	928,000	65,000,000	65,000	508,549	458,538,770	(32,283,238)	427,757,081

Net loss for the year ended December 31, 2021	—	—	—	—	—	(185,779,449)	—	(185,779,449)

Issuance of shares for acquisition of IWeb	403,060,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)

Additional share issuances	100,000,000	100,000	—	—	—	—	—	100,000

Issuance of shares for services provided	72,840,000	72,840	—	—	187,787,160	—	—	187,860,000

Issuance of shares for incentive compensation plan	63,870,000	63,870	—	—	220,577,130	—	—	220,641,000

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(43,236,961)	(43,236,961)

Balance as of December 31, 2021	1,205,016,211	$1,172,511	65,000,000	$65,000	$412,080,474	$269,442,456	$(75,613,671)	$607,146,770

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2021	December 31, 2020
Cash Flows from operating activities
Net Income (loss)	$(185,779,449)	$141,970,335
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	2,886,913	5,769,462
Bad debt expense	99,247	8,698,024
Stock issued for services	187,860,000	—
Stock issued for acquisition – other shares	100,000	—
Stock issuances incentive plan	220,641,000	—
Increase/Decrease related to
Inventories	(99,332)	229,293
Trade and other receivables	(1,159,062,605)	(46,457,433)
Prepayments	(984,898,669)	126,902,136
Trade and other payables	754,795,249	(207,900,786)
Deferred income	1,183,192,133	—
Value added tax	71,300,016	—
Taxes payable	32,815,793	32,524,837
Net Cash provided in operating activites	123,850,296	61,735,868

Cash flows from investing activities
Acquisition of IWeb	(194,901)	—
Acquisition of assets	(403,947)	—
Acquistion of intangibles	(573,915)	—
Acquisitions of work in progress	—	(199,274,605)
Net Cash used in investing activities	(1,172,763)	(199,274,605)

Cash flows from financing activities
Net repayments on borrowings	—	(8,914,701)
Net Cash used in financing activities	—	(8,914,701)

Translation Adjustment	(22,512,797)	(13,796,105)

Net change in cash and cash equivalents	100,164,736	(160,249,543)

Cash and cash equivalents, beginning of the year	28,202,869	188,452,412

Cash and cash equivalents, end of the period	$128,367,605	$28,202,869

Supplemental Cash flow information
Cash paid for period for:
Taxes	$—	$34,182,976
Interest	$—	$869,968

Non-cash disclosures
Stock issued for services	$187,860,000	$—
Stock issued – equity incentive plan	$220,641,000	$—

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(1)	Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (“we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. Prior to the acquisition of Tingo Mobile, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we attributed a $3.2 million in net equity to the Company’s prior business as shown in the Condensed Consolidated Statements of Shareholders’ Equity above.

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

Basis of Presentation—The accompanying audited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included.The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

(2)	Change in Accounting Treatment

As disclosed in the Company’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of the Company with a wholly owned subsidiary of Nasdaq-listed MICT, Inc., the Company reviewed and considered its accounting treatment of its Acquisition of Tingo Mobile on August 15, 2021.  Based on this review, the Company elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

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

The Company also recorded expenses of $111,360,000 during 2021 relating to shares issued to service providers in connection with the Acquisition of Tingo Mobile.

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of our financial statements:

Reverse Acquisition Accounting—We have adopted reverse acquisition accounting methods in connection with the Company’s Acquisition of Tingo Mobile. Accordingly, the consolidated financial statements reflect the results of Tingo Mobile for the periods indicated in this Report.

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Consolidated Balance Sheet as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Net Profit (loss) for year	$(185,779,449)	$141,970,335
Acquisition of the Company (IWeb)	(3,316,865)	—
Accumulated surplus	458,538,770	316,568,435

Accumulated Surplus	$269,442,456	$458,538,770

Accounts Receivable— The total value of the three-year mobile leasing contract is recognized under accounts receivables at the outset. The balance is due and payable and is credited as receipts are received from the customers under the mobile leasing contracts.  Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which we bundle our services with our branded phones, we do not typically incur a substantial amount of bad debt. Accordingly, absent a substantial outlying event such as Covid-19, we do not expect to incur bad debts of any material significance. During the year ended December 31, 2021, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers. On a proforma basis, we recognized bad debt expense of $99,247 and $8,698,024 relating to our receivables in 2021 and 2020, respectively. This is in line with our expectations, inasmuch as our contracts for mobile leasing are with our farmer cooperative partners who, in turn, take responsibility for individual collection efforts under the terms of our mobile leasing contracts.

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

For the year ended December 31, 2021, the Company issued shares of Class A common stock valued at $408.5 million in exchange for services provided by employees, directors, officers and outside parties. As part of this issuance, we recorded a net operating loss on an unconsolidated basis of $297.0 million.

The reconciliation of income tax benefit at the U.S. statutory rate of 25% for the period ended December 31, 2021 and 21% for the year ended December 31, 2020, respectively, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	Percent	2020	Percent
Federal statutory rates	$(102,125,250)	25.0%	$—	21.0%
State income taxes	—	—	—	—
Permanent differences	—	—	—	—
Valuation allowance against net deferred tax assets	102,125,250	25.0%	—	—
Effecitve rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the period ended December 31, 2021 and 2020 are as follows:

Deferred Tax Assets	December 31, 2021	December 31, 2020

Beginning of period	$—	$—
Net Operating Loss	102,125,250	—
Valuation Allowance	(102,125,250)	—
Net Deferred Tax Assets	$—	$—

Regarding executive compensation in shares of the Company’s Class A common stock, certain of the amounts classified as compensation expense and any income tax benefit related thereto may be disallowed pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), the Company has approximately $408.5 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

(3)	Revenue Recognition

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

Sources

The Company has the following revenue sources:

●	Mobile Leasing – customers enter a three-year contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to create and Accounts Receivable for the full value of the contract and a matched Deferred Income credit under Liabilities for the same value. The company recognizes such release to revenue on a monthly basis.

●	Call and Data Services – our customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.

●	Nwassa Services – this is our Agri-Fintech platform powered by the smartphones leased on a three-year term above, known as ‘device as a service’. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:
●	Agri- Marketplace – percentage of the value of produce trade on Nwassa
●	Mobile airtime top up – fixed percentage of value of top-up
●	Utilities – fixed percentage of value of transaction
●	Mobile Insurance – fixed fee recognized monthly based on contract

●	Financial Services (Loans and related services) – fixed referral fee as completed

(4)	Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira.

The exchange rate used for conversion is:

	December 31,	December 31,
	2021	2020

Balance Sheet:

Nigerian Naira	412.99	379.5

Profit and Loss :

Nigerian Naira	396.46	379.5

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

(5)	Inventory

Inventory on hand consisted of the following:

	December 31, 2021	December 31, 2020
Spare parts	$129,823	$30,491

Total Inventory	$129,823	$30,491

(6)	Accounts and Other Receivables

	December 31, 2021	December 31, 2020

Trade and other receivable gross	$1,400,958,916	$—
Allowance for expected credit loss	(42,065)	—
	1,400,916,851	—
Directors current account	—	241,953,782
Total Accounts and Other Receivables	$1,400,917,140	$241,953,782

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to the 3-year smartphone leasing contract that our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and September 2021, respectively. The balances reflect the remaining balance outstanding as at December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and August 2024 respectively. The Company had approximately 9.3 million subscribers for this service as of December 31, 2021.  The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $99,247 and $8,698,024 relating to our receivables in 2021 and 2020, respectively. The allowance for credit loss for the year ended December 31, 2021 and 2020 was $42,065 and zero, respectively.

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

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the Company will recognize over the three-year contract term. The aging of the prepayments balance is as follows:

	December 31, 2021	December 31, 2020
Due within one year	$409,434,667	$—
Over one year:
One to two years	409,434,667	—
Over two years	166,029,336	—
Total Prepayments	$984,898,669	$—

Prepayments - current portion	$409,434,667	—
Prepayments - non-current portion	575,464,002	—
Total Prepayments	$984,898,669	$—

(7)	Property, Plant & Equipment

Changes in cost, depreciation, and net book value during 2021 were recorded as follows:

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	Total
	$	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	—	55,455,578
ADDITIONS	—	—	—	—	—	—	191,316,838	207,968,849
Forex translation difference	(765,481)	(2,765,629)	(18,079)	(5,223)	(5,757)	(880,145)	—	(21,092,324)
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	242,332,103

DEPRECIATION
January 1, 2021	—	7,256,776	104,655	33,763	57,869	10,960,171	—	18,413,234
CHARGED FOR THE YEAR	—	1,654,988	31,493	10,817	9,820	10,753	—	1,717,871
Forex translation difference	—	(647,305)	(9,640)	(3,136)	(5,027)	(896,009)	—	(1,561,118)
December 31, 2021	—	8,264,459	126,507	41,444	62,662	10,092,916	—	18,569,988

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	121,134	31,469	14,030	32,059	—	37,042,344
December 31,2021	8,794,695	23,510,165	81,202	18,565	3,480	19,169	191,316,838	223,762,115

Changes in cost, depreciation, and net book value during 2020 were recorded as follows:

			MOTOR	FURNITURE &	OFFICE	PLANT &
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	Total
	$	$	$	$	$	$	$
COST
January 1, 2020	10,087,768	36,446,408	99,783	37,970	74,339	11,561,491	58,307,758
ADDITIONS	—	—	131,505	29,311	1,451	35,483	197,750
Forex translation difference	(527,592)	(1,906,155)	(5,500)	(2,048)	(3,891)	(604,744)	(3,049,931)
December 31, 2020	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	55,455,578

DEPRECIATION
January 1, 2020	—	5,834,932	69,704	23,403	45,965	8,687,612	14,661,615
CHARGED FOR THE YEAR	—	1,730,713	38,679	11,609	14,338	2,732,767	4,528,106
Forex translation difference	—	(308,869)	(3,728)	(1,249)	(2,435)	(460,207)	(776,487)
December 31, 2020	—	7,256,776	104,655	33,763	57,869	10,960,171	18,413,234

NET BOOK VALUE
January 1,2020	10,087,768	30,611,476	30,079	14,567	28,374	2,873,880	43,646,143
December 31,2020	9,560,176	27,283,477	121,134	31,469	14,030	32,059	37,042,344

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

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment. Previously, it was classified as Work in Progress and the works were completed as as 31 December 2021. Depreciation on these assets will commence from 1 January 2022.

The Total depreciation charge for the years ended December 31, 2021 and 2020 was $1,717,871 and $ 4,528,106, respectively

(8)	Intangible Assets and Work-in- Progress

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the years ended December 31, 2021 and 2020. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser.  The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the year ended December 31, 2021, the Company incurred capitalized expenses of $ 0 and charged $1,187,042 in amortization expenses for this period. The amortization for the period from date of acquisition was $145,021.

	December 31,	December 31,
	2021	2020
Cost
As at 1 January, 2021	$6,193,507	$6,535,305
Additions	—	—
Forex translation difference	(495,912)	(341,798)
As at 31 December, 2021	$5,697,995	$6,193,507

Amortization
As at 1 January, 2021	$3,138,446	$2,004,585
Charge for the year	1,187,042	1,241,356
Forex translation difference	(298,817)	(107,495)
As at 31 December, 2021	4,026,671	3,138,446

Carrying Amount	$1,670,924	$3,055,061

Work -in-Progress— The details below relate to Work-in -Progress for Tingo Mobile as consolidated into the Company for the year ended December 31, 2021 and 2020. Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband fiber and mobile network enhancement across rural Nigeria. The project is now complete and the cost has been capitalized as a fixed asset under ‘Site Installations’ above.

	December 31, 2021	December 31, 2020
January 1, 2021	$207,968,849	$8,694,244
Additions	—	200,157,284
Transfer to Capitalization – Site Installations	(191,316,838)	—
Forex translation difference	(16,652,011)	(882,679)
Closing balance - December 31, 2021	$—	$207,968,849

(9)	Liquidity and Financing Arrangements

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

Cash and Cash Equivalents—As of December 31, 2021, we had cash and cash equivalents of $128.4 million on a consolidated basis. As of December 31, 2020, we had cash and cash equivalents of $28.2 million.Our cash and cash equivalents mainly consist of funds held with our bank in Nigeria. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows.

Short-term Loans—The Company had no short -term loans outstanding as at December 31, 2021 or 2020.

(10)Current and Non-Current Liabilities

Accounts Payable and Accruals

	December 31, 2021	December 31, 2020
Trade payable	$754,709,170	$—
Audit fee payable	—	40,915
Other Payables	126,994	—
	$754,836,164	$40,915

Trade Payables—This represents the balance due to our smartphone manufacturer at December 31, 2021. There were no trade payables as at December 31, 2020, inasmuch as our new phone contracts only commenced again in May 2021. We have preferred credit terms with our supplier of smartphones and pay for devices supplied over a two-year period. We minimize our currency risk and settle such supplies in Nigerian Naira to match the basis for our leasing revenues which are also denominated in Naira.

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

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	December 31,
	2021	2020
Due within one year	$38,190,992	$20,493,802
Over one year
One to two years	38,190,992	—
Over two years	15,411,833	—
Total Value added tax	$91,793,818	$20,493,802

Value added tax - current portion	38,190,992	20,493,802
Value added tax - non-current portion	53,602,826	—
Total Value added tax	$91,793,818	$20,493,802

(11)	Taxation and Deferred Tax

The provision for income tax consists of the following components at December 31, 2021 and 2020:

	December 31,
	2021	2020
Income tax	$104,802,090	$68,739,650
Current Tax	$104,802,090	$68,739,650

The significant components of our tax liabilities as of December 31, 2021 and 2020, are summarized below:

	December 31,
	2021	2020
Current Tax Liabilities
Beginning of period	$67,601,594	$35,992,292
Charge for the period	104,802,090	68,739,650
	172,403,684	104,731,942
Paid during the period	(62,946,048)	(34,182,976)
Forex translation difference	(8,851,284)	(2,947,372)

Total Current Tax Liabilites	$100,606,352	$67,601,594

The significant components of our deferred tax liabilities as of December 31, 2021, 2020, and 2019 are summarized below:

	December 31,
	2021	2020
Deferred Tax
Beginning of period	$2,360,004	$1,444,469
Change for the period	—	993,204
Forex translation difference	(188,965)	(77,669)
Total Deferred Tax Liabilities	$2,171,039	$2,360,004

(12)	Subsequent Events

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

Upon review of the financial statement controls and after identifying a change in accounting treatment, we have determined that (i) we have a material weakness over our entity level control environment as of December 31, 2021 and (ii) our internal control over financial reporting was not effective as of December 31, 2021. Our preventative and review controls failed to detect errors related to the acquisition treatment as of August 15, 2021.

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

As discussed in Note 1 above, the Company had a significant acquisition during August 2021, and as part of that transition the Company implemented additional internal controls. Based on the results of this assessment, we expect to conclude that our internal control over financial reporting will be effective as of the end of the fiscal year 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. The results of our assessment will be reviewed with the Audit Committee of our Board of Directors.

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

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is available to any person, without charge, upon request addressed to Tingo, Inc., Attention: Corporate Secretary, 43 West 23rd Street, 2nd Floor, New York, NY 10010. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website at www.tingoinc.com.

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

TINGO, INC.

Date: July 22, 2022	/S/ DOZY MMOBUOSI
Dozy Mmobuosi
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BROWN	Co-Chairman	July 22, 2022
John J. Brown

/S/ CHRISTOPHE CHARLIER	Co-Chairman	July 22, 2022
Christophe Charlier

/S/ ADEWALE ADEBAYO	Director	July 22, 2022
Adewale Adebayo

/S/ CHRISTOPHER CLEVERLY	President and Director	July 22, 2022
Christopher Cleverly

/S/ GURJINDER JOHAL	Director	July 22, 2022
Gurjinder Johal

/S/ LESLIE KASUMBA	Director	July 22, 2022
Leslie Kasumba

/S/ DOZY MMOBUOSI	Director and CEO (Principal Executive Officer)	July 22, 2022
Dozy Mmobuosi

/S/ ONYEKACHI ONUBOGU	Director	July 22, 2022
Onyekachi Onubogu

/S/ DAKSHESH PATEL	Director and CFO (Principal Financial and Accounting Officer)	July 22, 2022
Dakshesh Patel

/S/ DERRICK RANDALL	Director	July 22, 2022
Derrick Randall