Form 10-Q/A
period 2022-03-31
TINGO, INC.
filed 2022-07-22
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 (“Amended 10-Q”) has been prepared in accordance with reverse acquisition accounting rules, and now includes the consolidated operating results of Tingo Mobile for the full period cover by the Report, rather than using forward acquisition accounting as had been presented previously, which included the results of Tingo Mobile only from the date of the Acquisition.

Accordingly, this Amended 10-Q supersedes and replaces in its entirety the Quarterly Report on Form 10-Q filed by the Company on May 16, 2022 (“Original Filing”). This Amended 10-Q does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Amended 10-Q continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash and Cash Equivalents	$25,346,663	$128,367,605
Accounts and Other Receivables	1,134,689,160	1,400,917,140
Inventory	103,218	123,823
Prepayments - current portion	403,801,148	409,434,667
Total Current Assets	1,563,940,189	1,938,849,235

Non-Current Assets
Prepayments - non-current portion	473,679,483	575,464,002
Property, plant and equipment, net	217,099,642	223,762,115
Intangible Assets	1,376,942	1,670,924
Total non-current assets	692,156,067	800,897,041
Total Assets	$2,256,096,256	$2,739,746,276

Liabilities and Stockholders Equity
Current Liabilities
Accounts Payable and accruals	$270,935,582	$754,836,164
Deferred income - current portion	485,496,071	492,269,333
Value added tax - current portion	37,809,831	38,190,992
Tax Liability	138,456,513	100,606,352
Total current liabilities	932,697,997	1,385,902,842

Non-current liabilities
Deferred income - non-current portion	568,552,116	690,922,799
Value added tax - non-current portion	44,278,133	53,602,826
Deferred Tax	4,326,714	2,171,039
Total non- current liabilities	617,156,963	746,696,664

Total Liabilities	1,549,854,960	2,132,599,506

COMMITMENTS AND CONTINGENCIES

Stockholder's Equity
Common stock - Class A, par value $.001 per share, 1,250,000,000 shares authorized, 1,215,016,211 and 1,205,016,211 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,182,511	1,172,511
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	65,000	65,000
Additional paid-in-capital	467,070,474	412,080,474
Accumulated Surplus	296,432,544	269,442,456
Translation Reserve	(58,509,233)	(75,613,671)
Total Stockholders Equity	706,241,296	607,146,770
Total Liabilities and Stockholders Equity	$2,256,096,256	$2,739,746,276

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the 3 Months ended	For the 3 Months ended
	March 31, 2022	March 31, 2021
Revenues	$257,057,519	$45,238,125
Cost of Revenues	(103,782,685)	(2,511,941)
Gross Profit	153,274,834	42,726,184

Operating Expense
Payroll and related expenses	24,987,746	690,696
Distribution expenses	221,187	104,573
Professional Fees	55,524,912	315,434
Bank fees and charges	636,047	62,824
Depreciation and amortization	5,494,094	740,616
General and administrative expenses - other	860,331	189,167
Bad Debt Expenses	47,398	—
Total Operating Expenses	87,771,715	2,103,310

Income from Operations	65,503,119	40,622,874

Other Income (Expenses)
Other income	185,798	59,721
Total Other (Income) Expenses	185,798	59,721

Income before tax	65,688,917	40,682,595

Taxation	(38,698,829)	(13,018,431)

Net Income after Tax	26,990,088	27,664,164

Net Loss attributable to non-controlling interests	—	—

Net Income attributable to ordinary stockholders of Tingo, Inc.	$26,990,088	$27,664,164

Net Income	26,990,088	27,664,164

Other Comprehensive Income (Loss)
Translation Adjustment	17,104,438	(10,809,240)

Total Comprehensive Income	$44,094,526	$16,854,924

Income (Loss) per share - Basic and Diluted	$0.04	$0.42

Weighted Average number of common shares outstanding
Basic and diluted	1,214,793,989	40,306,211

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued on Next Page)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity
Balance as of January 1, 2021	928,000,000	$928,000	65,000,000	$65,000	$508,549	$458,538,770	$(32,283,238)	$427,757,081

Net income for the quarter ended March 31, 2021	—	—	—	—	—	27,664,164	—	27,664,164

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(10,809,240)	(10,809,240)

Balances as of March 31, 2021	928,000,000	$928,000	65,000,000	$65,000	$508,549	$486,202,934	$(43,092,478)	$444,612,005

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Accumulated	Translation	Total Stockholders'
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Surplus	Reserve	Equity

Balances as of January 1, 2022	1,205,016,211	$1,172,511	65,000,000	$65,000	$412,080,474	$269,442,456	$(75,613,671)	$607,146,770

Shares issued for services provided - outside parties	10,000,000	10,000	—	—	54,990,000	—	—	55,000,000

Net Income for the quarter ended March 31, 2022	—	—	—	—	—	26,990,088	—	26,990,088

Foreign Currency Translation Adjustment	—	—	—	—	—	—	17,104,438	17,104,438

Balances as of March 31, 2022	1,215,016,211	$1,182,511	65,000,000	$65,000	$467,070,474	$296,432,544	$(58,509,233)	$706,241,296

The accompanying notes are an integral part of these financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from operating activities
Net Income	$26,990,088	$27,664,164
Adjustments to reconcile net income to cash used in operating activites
Depreciation and amortization	5,458,094	760,566
Stock issued to outside parties	55,000,000	—
Bad debt expense	47,398	—
Increase/Decrease related to
Inventories	26,605	(34)
Trade and other receivables	266,180,582	5,127,574
Prepayments	107,418,038	—
Trade and other payables	(483,900,582)	(40,915)
Deferred income	(129,143,946)	—
Value added tax	(9,705,854)	(20,493,802)
Taxes payable	40,005,836	13,454,347
Net Cash provided by (used in) operating activites	(121,587,741)	26,471,900

Translation Adjustment	18,556,799	216,035

Net change in cash and cash equivalents	(103,020,942)	26,687,935

Cash and cash equivalents, beginning of the year	128,367,605	28,202,869

Cash and cash equivalents, end of the period	$25,346,663	$54,890,804

Supplemental Cash flow information
Cash paid for period for:
Interest	$—	$—

Non-cash disclosures
Stock vesting for officers and directors	$23,413,332	$—
Stock issued to outside parties	$55,000,000	$—

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

Basis of Presentation—The accompanying audited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

Our results of operations for the quarter ended March 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2022.

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

As part of the adjustment, the Company recorded the following corrections to the prior accounting treatment on the balance sheet:

Goodwill	$(3,694,107,417)
Capitalized Acquisition Costs	$(111,360,000)
Additional Paid in Capital	$4,170,398,451
Accumulated Surplus	$(397,390,240)

(3)	Significant Accounting Policies

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

Distributable Earnings—The components that make up distributable earnings (accumulated undistributed surplus) on the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Net Profit (Loss) for period	$26,990,088	$(186,698,484)
Accumulated surplus	269,442,456	456,140,940

Accumulated Surplus	$296,432,544	$269,442,456

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

The reconciliation of income tax benefit at the U.S. statutory rate of 25.0% for quarter and year ended March 31, 2022 and December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

($in Thousands)	March 31, 2022	Percent	December 31, 2021	Percent
Federal statutory rates	$(13,750,000)	25.0%	$(101,125,250)	25.0%
State income taxes	—	—	—	—
Permanent differences	—	—	—	—
Valuation allowance against net deferred tax assets	13,750,000	(25.0)%	102,125,250	(25.0)%
Effecitve rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the quarter and year ended March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31, 2022	December 31, 2021

Beginning of period	$—	$—
Net Operating Loss	115,875,250	102,125,250
Valuation Allowance	(115,875,250)	(102,125,250)
Net Deferred Tax Assets	$—	$—

Regarding executive compensation in shares of the Company’s Class A common stock, certain of the amounts classified as compensation expense and any income tax benefit related thereto may be disallowed as excess compensation pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), as of March 31, 2022, the Company has approximately $463.5 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

The exchange rate used for conversion is:

	March 31,	December 31,
	2022	2021
Balance Sheet:

Nigerian Naira	415.72	412.99

Profit and Loss :

Nigerian Naira	414.355	396.46

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

(6)	Inventory

Inventory on hand consisted of the following:

	March 31, 2022	December 31, 2021
Spare parts	$103,218	$123,823

Total Inventory	$103,218	$123,823

(7)	Accounts and Other Receivables

	March 31, 2022	December 31, 2021
Trade and other receivable gross	$1,134,738,254	$1,400,958,916
Allowance for expected credit loss	(49,094)	(42,065)
	1,134,689,160	1,400,916,851
Directors current account	—	289
	$1,134,689,160	$1,400,917,140

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 3-year smartphone leasing contract which our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and August 2021, respectively. The balances reflect the remaining balance outstanding as at March 31, 2022 and December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and July 2024 respectively. The company had approximately 9.3 million subscribers for this service as of March 31, 2022 and December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible.  Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries.  The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $47,398 during the quarter ended March 31, 2022 and $99,247 relating to our receivables in 2021. The allowance for credit loss for the quarter ended March 31, 2022 was $49,094 and was $42,065 for the year ended December 31, 2021.

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

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the Company will recognize over the three-year contract term. The aging of the prepayments balance is as follows:

	March 31, 2022	December 31, 2021
Due within one year	$403,801,148	$409,434,667
Over one year:
One to two years	403,801,148	409,434,667
Over two years	69,878,335	166,029,336
Total Prepayments	$877,480,631	$984,898,669

Prepayments - current portion	$403,801,148	409,434,667
Prepayments - non-current portion	473,679,483	575,464,002
Total Prepayments	$877,480,631	$984,898,669

(8)Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	Total
	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	242,332,102
ADDITIONS	—	—	—	—	—	—	—	—
Forex translation difference	(57,754)	(208,661)	(1,363)	(394)	(434)	(66,405)	(1,274,362)	(1,609,373)
March 31, 2022	8,736,941	31,565,963	206,346	59,615	65,708	10,045,680	190,060,476	240,722,729

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,092,916	—	18,587,988
CHARGED FOR THE YEAR	—	395,874	6,698	1,609	567	2,240	4,767,165	5,174,153
Forex translation difference	—	(37,571)	(853)	(278)	(414)	(66,287)	(15,651)	(121,054)
March 31, 2022	—	8,604,762	132,352	42,775	62,815	10,028,869	4,751,514	23,641,087

NET BOOK VALUE
December 31, 2021	8,794,695	23,528,165	81,202	18,565	3,480	19,169	191,316,838	223,762,115
March 31, 2022	8,736,941	22,961,201	73,994	16,840	2,893	16,811	185,308,962	217,099,642

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

The Total depreciation charge for the quarter ended March 31, 2022 and March 31, 2021 was $5,174,153 and $450,719, respectively.

(9)	Intangible Assets and Work-in- Progress

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

Cost
As of January 1, 2022	$6,193,507
Additions	—
Forex translation difference	(904,770)
As of March 31, 2022	5,288,737

Amortization
As of January 1, 2022	4,026,671
Charge for the period	283,941
Forex translation difference	(398,817)
As of March 31, 2022	3,911,795

Carrying Amount	$1,376,942

(10)	Liquidity and Financing Arrangements

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

(11)	Current and Non-Current Liabilities

Accounts Payable and Accruals

	March 31, 2022	December 31, 2021
Trade Payables	$271,065,477	$754,709,170
Other Payables	(129,895)	126,994
	$270,935,582	$754,836,164

Trade Payables—This represents the balance due to our Smartphone suppliers at March 31, 2022 and December 31, 2021.

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and will reduce to $0 by April 2024 and July 2024 accordingly. The table below provides the aging of the balances between current and non-current liabilities as follows:

	March 31, 2022	December 31, 2021
Due within one year	$485,496,071	$492,269,333
Over one year
One to two years	485,496,071	492,269,333
Over two years	83,056,045	198,653,466
Total Deferred income	1,054,048,187	1,183,192,132

Deferred income - current portion	485,496,071	492,269,333
Deferred income - non-current portion	568,552,116	690,922,799
Total Deferred income	$1,054,048,187	$1,183,192,132

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable:

	March 31, 2022	December 31, 2021
Due within one year	$37,809,831	$38,190,992
Over one year
One to two years	37,809,831	38,190,992
Over two years	6,468,302	15,411,833
Total Value added tax	82,087,964	91,793,817

Value added tax - current portion	37,809,831	38,190,992
Value added tax - non-current portion	44,278,133	53,602,825
Total Value added tax	$82,087,964	$91,793,817

(12)	Taxation and Deferred Tax

The provision for income tax consists of the following components for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Income tax	$36,551,539	$12,182,861
Deferred tax	2,147,290	—
Education tax	—	835,570
Current Tax	$38,698,829	$13,018,431

The significant components of the tax liabilities as of March 31, 2022 and December 2021 are summarized below:

Current Tax Liabilities	March 31, 2022	December 31, 2021
Beginning of period	$100,606,352	$110,544,689
Charge for the period	38,698,829	104,802,090
	139,305,181	215,346,779
Paid during the period	—	(105,889,143)
Forex translation difference	(848,668)	(8,851,284)

Total Current Tax Liabilites	$138,456,513	$100,606,352

The significant components of the deferred tax liabilities as of March 31, 2022 and December 31, 2021 are summarized below:

Deferred Tax	March 31, 2022	December 31, 2021
Beginning of period	$2,171,039	$2,360,004
Change for the period	2,147,290	—
Forex translation difference	8,385	(188,965)
Total Deferred Tax Liabilities	$4,326,714	$2,171,039

(13)	Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On June 15, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT. The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’. A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2022.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on July 22, 2022 (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

:

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

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The Company’s consolidated results from operations for the three months ended March 31, 2022 and March 31, 2021 are summarized as follows:

	Three Months Ended
(in Thousands)		% of		% of
	March 31, 2022	Revenue	March 31, 2021	Revenue
Revenue	$257,058	—	$45,238
Operating Expense	(191,554)	74.52%	(4,615)	10.20%
Operating Income	65,503	25.48%	40,623	89.80%

Other Income, net	186	—	60	—
Income before taxes	65,689	25.55%	40,683	89.93%
Income tax (benefit)	(38,699)		(13,018)
Income from continuing operations	26,990	10.50%	27,664	61.15%
Net Income	$26,990	10.50%	$27,664	—

Tingo’s operating income for the three months ended March 31, 2022 was $65.5 million as compared to $40.6 million during the three months ended March 31, 2021, an increase of $24.9 million, or 61.3%.  Excluding costs associated with the Stock Equity Incentive Plan, Tingo’s operating income for the three months ended March 31, 2022 was $143.9 million.  This represents a growth of 354.4% compared to the three months ended March 31, 2021.  The substantial increase is largely due to renewal of the mobile leasing activity that commenced in May 2021 and significantly positive growth of revenue mix in the higher margin business in Nwassa, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal costs as compared to our sales and leasing business.  With increased adoption rates and growth in our subscriber base, as Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.  Nwassa generates net margins over 90%.  This is reflective in the growth of Tingo’s Net Income (excluding costs associated with the Stock Equity Incentive Plan) which grew by 381% to $104.5 million for the three months ended March 31, 2022 compared to $27.7 million for the three months ended March 31, 2021.

Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021

Mobile Phone leasing	$121,773,857	$—
Services- Mobile calls & data	13,726,612	13,576,878

NWASSA revenue	121,467,049	31,661,247
Airtime	3,425,518	2,035,539
Brokerage on loans	4,120,651	565,275
Insurance	6,595,200	—
Trading on agricultural produce	62,198,505	15,100,452
Utility	45,217,176	13,959,981

Total Revenue	$257,057,519	$45,238,125

Generally. We generated total revenue of $257.1 million during the quarter ended March 31, 2022 compared to $45.2 million during the quarter ended March 31, 2021, an over five-fold increase.  In addition to recognizing leasing and service revenue from our mobile phones during the first quarter of 2022, we also experienced sharp growth in the utilization of our Nwassa agri-fintech platform as compared to the first quarter of 2021.  Comparing successive quarters of Q4 2021 and Q1 2022, excluding one off-sales of mobile phones amounting to $301.0 million in 2021, total revenue for the Company increased substantially from from $215.5 million in the fourth quarter of 2021 to $256.9 million in the first quarter of 2022, an increase of $41.4 million, or 19.2%.  Our Nwassa Agri-Fintech platform delivered a strong growth in revenue, increasing from $ 77.9 million in the fourth quarter of 2021 to $121.8 million in the first quarter 2022, a significant increase of 56.4% quarter-on-quarter.  The principal reasons for the increases during the first quarter of 2022 as compared to the first quarter and fourth quarter of 2021 were as follows:

●	the increased use of our agri-fintech services by our subscribers, which saw an increase of $43.6 million in the first quarter of 2022 as compared to the first quarter of 2021 regarding revenues for Nwassa, our Agri-fintech platform. This represents a net growth of 55% for the period. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform. Given the fees we earn through these services, the Company processed approximately $2.9 billion in transaction volume for our subscribers during the first quarter of 2022 (fourth quarter of 2021 - $ 1.8 billion).
●	The Agri-marketplace that enables farmers to trade their farm produce delivered over 100% growth in the number of farmers now trading their produce. The significant increase in activity posted over 115% growth in Nwassa revenues for this activity. Agri-trading tevenues for the first quarter of 2022 were $62.2 million, as compared to $15.1 million during the first quarter of 2021 and $29.4 million during the fourth quarter of 2021. This implies a gross transaction value of approximately $1.5 billion for the first quarter as compared to $0.7 billion in the fourth quarter 2021.
●	Utility top-ups on Nwassa saw revenues increase to $45.2 million for the first quarter 2022 as compared to $13.9 million in the first quarter of 2021 and $37.4 million during the fourth quarter 2021. This represents a growth rate of 325% on a year-over-year basis, and a 20.8% growth rate as compared to the fourth quarter of 2021.
●	The significant growth in Nwassa revenues is in line with our strategy to expand our Agri-Fintech business as our core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The decline in the Naira -USD exchange rate from March 31, 2021 to March 31, 2022 has been mitigated by the significant organic growth of both volume and margins on our agri-fintech trading business.

Mobile leasing revenues continue to be in line with expectations of the three year leasing contract and has been slightly impacted by the declining exchange rate.

Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. Inasmuch as our lease agreements did not commence until later in 2021, we had $0 in leasing revenue during the quarter ended March 31, 2021 as compared to $121.8 million for the quarter ended March 31, 2022.  Nwassa, our Agri-Fintech platform generated 47.3% of total Company revenue during the three months ended March 31, 2022 compared to 70.0% of total revenue for the three months ended March 31, 2021.  The substantially higher relative contribution of Nwassa to overall revenue in the first quarter of 2021 was merely due to the absence of leasing revenue during that period.  By comparison, our agri-fintech revenue for the three months ended December 31, 2021 was 15.1%.  Examining quarter-on-quarter growth more closely, the level of growth in our Nwassa Agri-Fintech platform recorded significant increased activity in the number of farmers trading on our Agri-Marketplace by over 90% for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

Utility top-up activity levels more than tripled during the first quarter of 2022 as compared to the first quarter of 2021, and were also up 38% as compared to the fourth quarter of 2021. We believe that the strong performance of the Agri-fintech side of our business is a clear demonstration of the maturity and adoption of the Nwassa platform by a higher percentage of our ‘Device as a Service’ customer base , powered through farmers’ cooperatives.  The level of loan brokerage increased by over 700% for the quarter ended March 31, 2022 as compared to the first quarter of 2021 and over 270% as compared to the fourth quarter of 2021.  We noted that at least 30% of the non-leasing customer base who purchased our mobile phones in November 2021 registered for access to the Nwassa platform to manage airtime and utility payments. This is significant, inasmuch as it is a demonstration of our successful campaigns we ran to register customers who bought a phone via a third cooperative with which we contracted in November 2021.

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

Cost of Sales

The following table sets forth the cost of sales for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Commission to Cooperatives and Agents	$2,499,840	$2,511,941
Cost of Mobile Phones	101,282,845	—

Total cost of sales	$103,782,685	$2,511,941

The Company’s cost of sales for the three months ended March 31, 2022 was $103.8 million as compared to $2.5 million for the three months ended March 31, 2021 and $387.9 million for the three months ended December 31, 2021.  The low cost of sales in the first quarter of 2021 was due to the absence of leasing revenue during the period.  The sharp decrease from the fourth quarter of 2021 to the first quarter of 2022 was largely due to one-off costs associated with a bulk sale of mobile phones in November 2021 of $301 million.  Cost of revenue principally consists of matching the release of our lease prepayments to our manufacturer to that of our customers over the 36-month mobile leasing period.  Increases over the prior year are a combination of a longer leasing period in 2021, due to the renewal of new contracts in May and August of 2021.  However, because overall cost of revenue also includes the cost of our agri-fintech services, the trending decrease in cost of revenue as a percentage of overall sales is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below.  In other words, as we expand our Nwassa platform and revenue streams associated therewith, we expect our overall cost of revenue, as a percentage of overall revenue, to decrease accordingly.

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. There were no outright sales of phones during this period. Prior period quarter ended December 31, 2021 also contained costs relating to one-off sales.
●	Prepayments on the Balance Sheet represent the gross value of phone costs that will be amortized monthly.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Payroll and related expenses	$24,987,746	$690,696
Distribution expenses	221,187	104,573
Professional fees	55,524,912	315,434
Bank fees and charges	636,047	62,824
Depreciation and amortization	5,494,094	740,616
General and administrative - other	860,331	189,167
Bad debt expenses	47,398	—

Selling, General and Adminstrative Expenses	$87,771,715	$2,103,310

Prior year expenses mainly relate to general and administrative expenses only. Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs.  In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants.  This resulted in compensation expense of $23.4 million for the quarter ended March 31, 2022 , included under Payroll and related expenses ( prior three months ended December 31, 2021 - $220.1m). In addition, professional fees above relates to stock incentive granted to consultants at a cost of $55m ( prior three months ended December 31, 2021 - $ 76.5m). Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of approximately $105.4 million on a consolidated basis during the first quarter of 2022.  A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement.  A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards.  The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares.  The term of the Incentive Plan will expire on October 6, 2031.  On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first quarter of 2022, the Tingo Compensation Committee granted awards under the Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 118,870,000 shares.  The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company.  We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $78.4 million for the three months ended March 31, 2022.

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

Indebtedness: The Company had no financial debt as at March 31, 2022 or December 31, 2021.

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

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On June 15, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT.  The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’.  A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2022.

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

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2022 and (ii) our internal control over financial reporting was not effective as of March 31, 2022, inasmuch as we have recharacterized the acquisition of Tingo Mobile as a reverse acquisition under applicable accounting rules and have amended and restated our financial statements in this quarterly report on Form 10-Q accordingly.

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

Item 1A. Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on July 22, 2022 (“10-K”).  As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this Amended 10-Q, we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course.  Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Readers should carefully consider these risks and all other information contained in our 10-K, including the Company’s financial statements and the related notes thereto.  The risks and uncertainties described in our 10-K and throughout this Amended 10-Q are not the only ones facing the Company.

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
(a)

Form of Indemnification Agreement between the Company and its directors and certain officers. [Incorporated by reference to Exhibit 10(a) to Registrant’s Quarterly Report on Form 10-Q/A filed on July 21, 2022]

	(b)	Code of Business Conduct and Ethics. [Incorporated by reference to Exhibit 14.1 to Registrant’s Current Report on Form 8-K filed on October 20, 2021]
	(c)	2021 Equity Incentive Plan. [Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8, filed on October 12, 2021.]
(d)

Amended and Restated Agreement and Plan of Merger among the Company, MICT, Inc., and MICT Merger Sub, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K, filed on June 15, 2022.]

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

Dated: July 22, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer