Form 10-Q
period 2022-06-30
TINGO, INC.
filed 2022-08-22
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of August 15, 2022.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$104,137,120	$128,367,605
Accounts receivable, net	1,005,225,346	1,400,917,140
Inventory	33,913	123,823
Prepayments - current portion	404,774,820	409,434,667
Total Current Assets	1,514,171,199	1,938,849,235

Non-Current Assets
Prepayments - non-current portion	373,627,944	575,464,002
Property, plant and equipment, net	212,471,571	223,762,115
Intangible assets, net	1,096,571	1,670,924
Total non-current assets	587,196,086	800,897,041
Total Assets	$2,101,367,285	$2,739,746,276

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$101,328,836	$755,885,194
Deferred income - current portion	486,666,731	492,269,333
Value added tax - current portion	38,083,320	38,190,992
Income tax payable	87,962,365	100,606,352
Advances from related party	89,216,821	—
Note payable - short term	3,049,945	—
Total current liabilities	806,308,018	1,386,951,871

Non-current liabilities
Deferred income - non-current portion	448,256,363	690,922,799
Value added tax - non-current portion	35,077,579	53,602,826
Deferred Tax	4,337,147	2,171,039
Total non- current liabilities	487,671,089	746,696,664

Total Liabilities	1,293,979,107	2,133,648,535

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 and 1,205,016,211 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,227,516	1,172,511
Common stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	65,000	65,000
Additional paid-in-capital	419,181,135	330,736,140
Retained earnings	521,280,398	416,095,565
Deferred stock compensation	(53,633,818)	(66,357,804)
Translation reserve	(80,732,053)	(75,613,671)
Total Stockholders’ Equity	807,388,178	606,097,741
Total Liabilities and Stockholders’ Equity	$2,101,367,285	$2,739,746,276

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$268,684,899	$100,731,394	$525,742,418	$145,969,519
Cost of Sales	(104,520,064)	(47,481,689)	(208,302,749)	(49,993,630)
Gross Profit	164,164,835	53,249,705	317,439,669	95,975,889

Operating expenses
Payroll and related expenses	20,329,684	773,918	39,570,896	1,464,614
Distribution expenses	288,774	6,245	509,961	110,818
Professional fees	12,821,414	307,681	68,490,826	623,115
Bank fees and charges	360,373	173,201	996,420	236,025
Depreciation and amortization	5,471,283	721,339	10,929,377	1,461,955
General and administrative expenses - other	2,887,859	260,346	3,726,772	449,513
Bad debt expenses	57	—	47,455	—
Total Operating Expenses	42,159,444	2,242,730	124,271,707	4,346,040

Income from Operations	122,005,391	51,006,975	193,167,962	91,629,849

Other Income (Expenses)
Other income	137,938	79,767	323,736	139,488
Interest expense	(23,726)	—	(23,726)	—
Total Other Income	114,212	79,767	300,010	139,488

Income before tax	122,119,603	51,086,742	193,467,972	91,769,337

Taxation	(49,584,310)	(16,347,757)	(88,283,139)	(29,336,188)

Net Income	$72,535,293	$34,738,985	$105,184,833	$62,403,149

Other Comprehensive Income (loss)
Translation Adjustment	1,356,924	(22,507,442)	(5,118,382)	(33,316,682)

Total Comprehensive Income	$73,892,217	$12,231,543	$100,066,451	$29,086,467

Earnings per share - Basic and Diluted	$0.06	$0.01	$0.08	$0.03

Weighted Average number of common shares outstanding
Basic and diluted	1,221,262,021	1,028,000,000	1,221,082,509	1,028,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued on Next Page)

Six Months ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(75,613,671)	$606,097,741

Issuance of shares for incentive compensation plan – consultants	14,500,000	14,500	—	—	66,485,500	(66,500,000)	—	—	—

Issuance of shares for incentive compensation plan - employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	101,223,986	—	—	101,223,986

Net income for the six months ended June 30, 2022	—	—	—	—	—	—	105,184,833	—	105,184,833

Foreign Currency Translation Adjustment	—	—	—	—	—		—	(5,118,382)	(5,118,382)

Balances as of June 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,280,398	$(80,732,053)	$807,388,178

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

Three Months ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of March 31, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$385,693,635	$(49,318,303)	$448,745,105	$(82,088,977)	$704,311,476

Issuance of shares for incentive compensation plan – consultants	4,500,000	4,500	—	—	11,495,500	11,500,000	—	—	—

Issuance of shares for incentive compensation plan - employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	29,184,485	—	—	29,184,485

Net income for the three months ended June 30, 2022	—	—	—	—	—	—	72,535,293	—	72,535,293

Foreign Currency Translation Adjustment	—	—	—	—	—		—	1,356,924	1,356,924

Balances as of June 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,280,398	$(80,732,053)	$807,388,178

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

Six Months ended June 30, 2021

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Earnings	Reserve	Equity
Balance as of January 1, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$458,438,770	$(32,283,238)	$427,757,081

Net income for the six months ended June 30, 2021	—	—	—	—	—	62,403,149	—	62,403,149

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(33,316,682)	(33,316,682)

Balances as of June 30, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$520,841,919	$(65,599,920)	$456,843,548

Three Months ended June 30, 2021

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Earnings	Reserve	Equity
Balance as of March 31, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$486,102,934	$(43,092,478)	$444,612,005
Net income for the three months ended June 30, 2021	—	—	—	—	—	34,738,985	—	34,738,985
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(22,507,442)	(22,507,442)
Balances as of June 30, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$520,841,919	$(65,599,920)	$456,843,548

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from operating activities
Net Income	$105,184,833	$62,403,149
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	10,929,377	1,461,954
Shares issued to outside parties	66,500,000	—
Shares issued under employee incentive plan	22,000,000	—
Deferred compensation	12,723,986	—
Increase/Decrease related to
Inventories	95,910	(194,696)
Trade and other receivables	395,691,794	(732,493,104)
Prepayments	206,495,905	(744,367,280)
Accounts payable and accruals	(654,556,358)	1,442,127,470
Deferred income	(248,269,038)	—
Value added tax	(18,632,919)	(20,493,802)
Income tax payable	(10,477,879)	23,221,668
Net Cash (used in) provided by operating activities	(112,314,389)	31,665,359

Cash Flows from financing activities
Proceeds from related party	89,216,821	—
Proceeds from notes payable	3,049,945	—
Net Cash provided by financing activities	92,266,766	—

Translation Adjustment	(4,182,862)	(15,362,143)

Net change in cash and cash equivalents	(24,230,485)	16,303,216

Cash and cash equivalents, beginning of the year	128,367,605	28,202,869

Cash and cash equivalents, end of the period	$104,137,120	$44,506,085

Supplemental Cash flow information
Cash paid for period for:
Income taxes	$100,262,236	$—
Interest	$4,000	$—

Non-cash disclosures
Shares issued under incentive plan - employees	$22,000,000	$—
Shares issued to outside parties for services	$66,500,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

(1)Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (collectively, with our subsidiary, “we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of June 30, 2022, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

Basis of Presentation— The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 3 and 3A of Regulation S-X. The interim unaudited financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including any amendments thereto, as filed with the Securities and Exchange Commission (“SEC”). All normal recurring adjustments considered necessary for a fair presentation have been included. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Our results of operations for the quarter and six months ended June 30, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2022.

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

(2)Entry Into Merger Agreement with MICT, Inc.

On June 15, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT. The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’. A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2022. On July 26, 2022, the Company and MICT filed a registration and joint proxy statement on Form S-4 to register the shares intended to be issued in connection with the Merger Agreement and to provide information to the shareholders of the respective companies in order to approve the Merger Agreement and the transactions contemplated thereby.

(3)Change in Accounting Treatment

As disclosed in the Company’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of the Company with a wholly owned subsidiary of MICT, the Company reviewed and considered its accounting treatment of its Acquisition of Tingo Mobile on August 15, 2021. Based on this review, the Company elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

Accordingly, the financial statements included herein have been prepared in accordance with reverse acquisition accounting rules, which therefore include the consolidated operating results of Tingo Mobile for the full periods presented, rather than using forward acquisition accounting.

(4)Significant Accounting Policies

Reverse Acquisition Accounting—We have adopted reverse acquisition accounting methods in connection with the Company’s Acquisition of Tingo Mobile. Accordingly, the consolidated financial statements include the results of Tingo Mobile for the periods indicated in this Report.

Earnings Per Share— Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. Pursuant to our 2021 Equity Incentive Plan adopted in 2021, in accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded in the quarter and six months ended June 30, 2022 pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation.

Share-Based Compensation—We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation-Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all share-based awards that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, particularly given that the Company’s common stock is not actively traded. The assumptions used in calculating the fair value of share-based awards represents management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

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

Distributable Earnings— The components that make up distributable earnings (accumulated retained earnings) on the Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Net Income (Loss) for period	$105,184,833	$(39,026,340)
Acquisition of Company’s Former Business (IWeb)	—	(3,316,865)
Retained earnings	416,095,565	458,538,770

Retained Earnings	$521,280,398	$416,095,565

Impairment of Long-Lived Assets—In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets during the six months ended June 30, 2022 and June 30, 2021.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At June 30, 2022 and December 31, 2021, there were no uncertain tax positions that required accrual.

The reconciliation of income tax benefit of our parent company at the U.S. statutory rate of 25.0% for six months and year ended June 30, 2022 and December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

	June 30, 2022	Percent	December 31, 2021	Percent

Federal statutory rates	$25,305,997	25.0%	$65,199,716	25.0%
Valuation allowance against net deferred tax assets	(25,305,997)	(25.0)%	(65,199,716)	(25.0)%
Effective rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets on an unconsolidated basis for the quarter and year ended June 30, 2022 and December 31, 2021, respectively, are as follows:

	June 30, 2022	December 31, 2021

Beginning of period	$—	$—
Net Operating Loss Carryforward	90,505,713	65,199,716
Valuation Allowance	(90,505,713)	(65,199,716)
Net Deferred Tax Assets	$—	$—

In our Consolidated Statements of Comprehensive Income, we have deducted taxes payable in connection with our operations in Nigeria. However, inasmuch as the U.S. and Nigeria do not have a tax treaty, we do not receive a corresponding credit in the U.S. for tax paid in Nigeria by Tingo Mobile, our wholly-owned subsidiary. In addition, our parent company, Tingo, Inc. has incurred operating losses on an unconsolidated basis, largely due to non-cash expenses associated with stock awards made pursuant to our 2021 Equity Incentive Plan. Our ability to utilize tax losses associated with the operations of our parent company is restricted, however, due to limitations on the deductibility of certain share compensation to our executive officers and directors that may be deemed ‘excess compensation’ pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), as of June 30, 2022, the Company has approximately $90.5 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

Inventory—The Company holds certain stocks of spare parts to support the maintenance of new phones. These are recorded at cost. The company does not hold significant stock of new phones in the event of damage or replacement. Inventory is measured on the first-in, first-out method.

Prepayments— We reflect the full cost of the mobile phones purchased as a prepaid cost at the outset. The leasing of mobile phones runs over a three-year term and a monthly release to cost of sales is conducted to match the income recognition of the monthly revenue from mobile phone leasing on a matching principle.

Operating Segments—We have examined our operating business pursuant to the guidance of ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our Chief Operating Decision Maker (“CODM”) in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, we have evaluated our operating business and considered various factors associated therewith, including the concentration of our business in one country and the integration of our leasing business with the use of our agri-fintech platform that utilizes software embedded within the leased device. Accordingly, this evaluation resulted in one reportable segment.

Deferred Income— We reflect the full value of the three-year revenues due in accordance with our mobile leasing contracts with our subscribers. On a straight-line basis, a monthly release is made to profit and loss to reflect revenue from mobile leasing over the 36-month term.

Leased Assets— We make use of leasing arrangements principally for the provision of our offices and related facilities. The rental contracts for offices are typically negotiated for terms of between 1 and 10 years and some of these have extension terms. Lease terms for office fixtures and equipment have lease terms of between 1 year and 10 years without any extension terms. The Company does not enter into sale and leaseback arrangements. All the leases are negotiated on an individual basis and contain a wide variety of different terms and conditions such as purchase options and escalation clauses. The Company assesses whether a contract is or contains a lease at inception of the contract. A lease conveys the right to direct the use and obtain substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration.

Measurement and Recognition of Leases as a Lessee—At lease commencement date, we recognize a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct costs incurred by the company, an estimate of any costs to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). We depreciate the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. We also assess the right-of-use asset for impairment when such indicators exist.

At the commencement date, we measure the lease liability at the present value of the lease payments unpaid at that date, discounted using the interest rate implicit in the lease if that rate is readily available or the incremental borrowing rate. The incremental borrowing rate is the estimated rate that the Company would have to pay to borrow the same amount over a similar term, and with similar security to obtain an asset of equivalent value. This rate is adjusted should the lessee entity have a different risk profile to that of the Company.

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

The Company has elected to account for short-term leases and leases of low-value assets using the practical expedients. These leases relate to residential houses for a year. Instead of recognizing a right-of-use asset and lease liability, the payments in relation to these are recognized as an expense on a straight-line basis over the lease term.

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

(5)Share-Based Compensation

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first six months of 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $29.2 million and $101.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, total compensation expense to be recognized in future periods is $53.6 million. The weighted average period over which this expense is expected to be recognized is 1.5 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	22,500,000	$3.93
Shares Vested	32,176,510	$3.15
Shares Forfeited	—	—
Unvested shares outstanding, June 30, 2022	27,274,322	$1.97

(6)Revenue Recognition

Policy

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that we expect to receive in exchange for those goods. We apply the following five-step model in order to determine this amount:

1.Identification of the promised goods in the contract;
2.Determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract;
3.Measurement of the transaction price, including the constraint on variable consideration;
4.Allocation of the transaction price to the performance obligations; and
5.Recognition of revenue when (or as) the Company satisfies each performance obligation.

We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations for phone leasing are recognized over time, while our obligations for agri-fintech services, which are usage based, are transferred to customers at a point in time, typically upon delivery. We have elected to record revenue net of taxes collected from our customers that are remitted to governmental authorities, with the collected taxes recorded within other liabilities until remitted to the relevant government authority.

Our revenue is comprised of lease payments for smart phone devices, and fees for services and financial technology solutions.We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. All mobile leasing contracts have fixed terms.

Sources

The Company has the following revenue sources:

●Mobile Leasing – customers enter a three-year contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to debit Accounts Receivable for the full value of the contract and a matched Deferred Income credit under Liabilities for the same value. We recognize such release to revenue on a monthly basis.
●Call and Data Services – our customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.
●Nwassa services – this is our Agri-Fintech platform. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:
●Agri- Marketplace – fixed percentage of the value of produce trade on Nwassa
●Mobile airtime top up – fixed percentage of value of top-up
●Utilities – fixed percentage of value of transaction
●Mobile Insurance – fixed fee recognized monthly based on contract
●Financial Services (Loans and related services) – fixed referral fee as completed

(7)Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira.

The exchange rate used for conversion is:

	June 30,	December 31,
	2022	2021
Balance Sheet:

Nigerian Naira	414.72	412.99

Profit and Loss :

Nigerian Naira	413.855	396.46

Foreign currency transactions—Foreign currency transactions are translated into the functional currencies of the Company’s subsidiaries using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of comprehensive income. Non-monetary items carried at cost are translated using the exchange rate at the date of the transaction. Non-monetary items carried at fair value are translated at the date the fair value is determined. For Nigeria, due to the volatile nature of the exchange rate, we have applied the prudent approach to convert both the Profit and Loss and Balance Sheet at the same rate to indicate a fairer reflection of the state of affairs.

(8)Inventory

Inventory on hand consisted of the following:

	June 30, 2022	December 31, 2021
Spare parts	$33,913	$123,823

Total Inventory	$33,913	$123,823

(9)Accounts and Other Receivables

	June 30, 2022	December 31, 2021

Trade and other receivable gross	$1,005,231,006	$1,400,958,916
Allowance for expected credit loss	(5,660)	(42,065)
	1,005,225,346	1,400,916,851
Directors current account	—	289
	$1,005,225,346	$1,400,917,140

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 3-year smartphone leasing contract which our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and August 2021. The balances reflect the remaining balance outstanding as of June 30, 2022 and December 31, 2021. The December 31,2021 balances also include balance due from one off sales completed in November 2021. This outstanding balance was fully repaid in January 2022. The previous lease contracts expired in May 2020. The delay in renewal of new contracts in 2021 was due to the impact of Covid 19 and resultant delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2024 and July 2024 respectively. The Company had approximately 9.3 million subscribers for this service as of June 30, 2022 and December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $57 during the quarter ended June 30, 2022 and $47,455 for the six months ended June 30,2022. The allowance for credit loss for the six months ended June 30, 2022 was $5,660 and was $42,065 for the year ended December 31, 2021.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of December 31, 2021, all receivables on this arrangement have been collected and the balance has been written off, and no new receivables have been incurred during the quarter ended June 30, 2022.

We have a strong history of mobile leasing to our subscriber base in partnership with our farmers’ cooperatives. Unlike a typical mobile leasing business, we analyze credit risk on these cooperatives and not directly with our 9.3 million subscribers. We have history of leasing to the same number of subscribers since 2017 and have a strong collection record where the cooperatives settle the monthly leasing receivables in bulk. The cooperatives manage the interaction and collection from their members and, therefore, we do not undertake direct credit risk with our subscribers. This ‘business to business’ credit model has assured minimal bad debts and late payments, as well as reduced administrative effort needed to collect monthly receivables due over the 36-month contract.

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on three year leasing agreements. The company policy is to amortize the cost to profit and loss on a monthly basis to match the recognition of the monthly leasing revenue that the Company will recognize over the three-year contract term. The aging of the prepayments balance is as follows:

	June 30, 2022	December 31, 2021
Due within one year	$404,774,820	$409,434,667
Over one year:
One to two years	373,627,944	409,434,666
Over two years	—	166,029,336
Total Prepayments	$778,402,764	$984,898,669

Prepayments - current portion	404,774,820	409,434,667
Prepayments - non-current portion	373,627,944	575,464,002
Total Prepayments	$778,402,764	$984,898,669

(10)  Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	Total
	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	242,332,103
ADDITIONS	—	—	—	—	—	—	—	—
Forex translation difference	(36,687)	(132,549)	(866)	(250)	(276)	(42,182)	(798,076)	(1,010,886)
June 30, 2022	8,758,008	31,642,075	206,844	59,759	65,866	10,069,903	190,518,762	241,321,217

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,092,916	—	18,569,988
CHARGED FOR THE YEAR	—	810,705	13,412	3,222	1,135	4,486	9,545,848	10,378,808
Forex translation difference	—	(36,128)	(556)	(180)	(264)	(42,112)	(19,910)	(99,150)
June 30, 2022	—	9,021,036	139,363	44,486	63,533	10,055,290	9,525,938	28,849,646

NET BOOK VALUE
December 31, 2021	8,794,695	23,510,165	81,202	18,565	3,480	19,169	191,316,838	223,762,115
June 30, 2022	8,758,008	22,621,040	67,480	15,273	2,333	14,613	180,992,824	212,471,571

The fixed assets table above refers to the Tingo Mobile business as consolidated into Tingo, Inc. for the six months and year ended June 30, 2022 and December 31, 2021, respectively.

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

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment. Depreciation on these assets commenced from January 1, 2022.

(11)  Intangible Assets

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the six months ended June 30, 2022. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the six months ended June 30, 2022, the Company incurred capitalized costs of $ 0 and charged $568,569 in amortization costs for this period.

Cost
As of January 1, 2022	$6,193,507
Additions	—
Forex translation difference	(519,680)
As of June 30, 2022	5,673,827

Amortization
As of January 1, 2022	4,026,671
Charge for the period	568,569
Forex translation difference	(17,984)
As of June 30, 2022	4,577,256

Carrying Amount as of June 30, 2022	$1,096,571

(12)  Liquidity and Financing Arrangements

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

Cash and Cash Equivalents—As of June 30, 2022, we had cash and cash equivalents of $104.1 million on a consolidated basis. As of December 31, 2021, we had cash and cash equivalents of $128.4 million on a consolidated basis. The cash and cash equivalent mainly consists of funds held with the company’s bank in Nigeria. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows. Reduction is cash and cash equivalent is mainly due to a significant repayment of accounts payables to our core suppliers of mobile phones.

(13)  Current and Non-Current Liabilities

Accounts Payable and Accruals

	June 30, 2022	December 31, 2021
Trade payables	$99,260,527	$754,709,170
Accrued compensation	2,135,389	1,049,029
Accrued interest	19,726	—
Other payables	(86,806)	126,994
Total Accounts Payable and Accruals	$101,328,836	$755,885,193

Trade Payables—This represents the balance due to our Smartphone suppliers at June 30, 2022 and December 31, 2021.

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with our revenue recognition policy and will reduce to $0 by April 2024 and July 2024 accordingly. The table below provides the aging of the balances between current and non-current liabilities as follows:

	June 30, 2022	December 31, 2021
Due within one year	$486,666,731	$492,269,333
Over one year
One to two years	448,256,363	492,269,333
Over two years	—	198,653,466
Total Deferred income	934,923,094	1,183,192,132

Deferred income - current portion	486,666,731	492,269,333
Deferred income - non-current portion	448,256,363	690,922,799
Total Deferred income	$934,923,094	$1,183,192,132

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable:

	June 30, 2022	December 31, 2021
Due within one year	$38,083,320	$38,190,992
Over one year
One to two years	35,077,579	38,190,992
Over two years	—	15,411,833
Total Value added tax	73,160,899	91,793,817

Value added tax - current portion	38,083,320	38,190,992
Value added tax - non-current portion	35,077,579	53,602,825
Total Value added tax	$73,160,899	$91,793,817

(14)  Notes and Loans Payable

On May 13, 2022, in connection with the Merger Agreement described in Note (2) above, we issued a Senior Promissory Note (“Note”) to MICT in the original principal amount of $3,000,000, bearing interest at 5% per annum, and maturing on the first to occur of (i) May 10, 2024, or (ii) thirty days from the date of termination of the Merger Agreement. On July 28, 2022, we issued a First Replacement Senior Promissory Note to MICT, which superseded the Note and increased the principal amount to $3,500,000, with all other material terms and conditions of the original Note unchanged. Interest expense and interest accrued on the Note for the quarter ended June 30, 2022 was $19,726.

We also borrowed $49,945 from a third party during the second quarter of 2022, which amount is payable on demand. From time to time to facilitate the operation of our Company, we will continue to procure short- and long-term loans of various amounts and maturities.

(15)  Taxation and Deferred Tax

The provision for income tax consists of the following components for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Income tax(1)	$82,765,443	$27,530,801
Education tax	5,517,696	1,835,387
Current Tax	$88,283,139	$29,366,188

(1) Tax provision is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

The significant components of the tax liabilities as of June 30, 2022 and December 2021 are summarized below:

Current Tax Liabilities	June 30, 2022	December 31, 2021
Beginning of period	$100,606,352	$67,601,594
Charge for the period(1)	88,283,139	104,802,090
	188,889,491	172,403,684
Paid during the period	(100,262,236)	(62,946,048)
Forex translation difference	(664,890)	(8,851,284)

Total Current Tax Liabilites	$87,962,365	$100,606,352

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

The significant components of the deferred tax liabilities as of June 30, 2022 and December 31, 2021 are summarized below:

Deferred Tax	June 30, 2022	December 31, 2021
Beginning of period	$2,171,039	$2,360,004
Change for the period	2,184,276	—
Forex translation difference	(18,168)	(188,965)
Total Deferred Tax Liabilities	$4,337,147	$2,171,039

(16)  Related-Party Transactions and Agreements

From time to time, we may enter into transactions or incur indebtedness to persons affiliated with members of our board of directors or executive officers. We will seek to ensure that, to the greatest extent possible, any such agreements or transactions are undertaken on an arms-length basis and representative of standard commercial terms and conditions that would be available to us from third parties. During the quarter ended June 30, 2022, we received an advance of $89.2 million affiliates of our founder and CEO, Dozy Mmobuosi, to satisfy short-term capital needs of Tingo Mobile, our wholly-owned operating subsidiary. We expect to repay this advance later in 2022.

(17)  Legal Proceedings

On May 23, 2022, ClearThink Capital LLC, a Florida limited liability company claiming to be an investment banking firm (“ClearThink”), filed a complaint against the Company alleging a breach by Tingo of a purported non-circumvention agreement and an alleged obligation to pay ClearThink an investment banking fee in connection with the planned merger of the Company with a wholly-owned subsidiary of MICT, Inc. The lawsuit seeks relief for breach of contract, a breach of the covenant of good faith and fair dealing, and unjust enrichment, and also seeks declaratory relief, injunctive relief, and an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit, particularly in view of the fact that ClearThink and its Managing Director, Craig Marshak, failed to disclose to Tingo their lack of a required broker-dealer license, or that Robert S. Brown, the Chief Executive Officer of ClearThink, was subject to an Order from the SEC suspending him from practicing before the Commission. While the outcome of the lawsuit cannot at this time be predicted with certainty, we do not expect that the proceeding will have a material effect upon Tingo’s financial condition or results of operations.

From time to time, the Company is a party to certain other proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our customers and subscribers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

(18)  Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

Filing of Registration and Joint Proxy Statement on Form S-4. In connection with the anticipated merger of the Company with a wholly-owned subsidiary of MICT as described in Note (2) above, on July 26, 2022, the Company and MICT filed a registration and joint proxy statement on Form S-4 to register the shares intended to be issued in connection with the Merger Agreement and to provide information to the shareholders of the respective companies in order to approve the Merger Agreement and the transactions contemplated thereby.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Tingo, Inc. (collectively with our subsidiary, “we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. The Company, including its subsidiary Tingo Mobile, is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of June 30, 2022, Tingo had approximately 9.3 million leasing customers using its mobile phones and who also use the Company’s agri-fintech platform (www.nwassa.com). Nwassa is considered to be Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farmers in Nigeria use the Nwassa agri-trading platform to support the supply and purchase of a variety of agricultural inputs and produce. The system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform.

The Nwassa platform has also created an escrow solution that secures the buyer, inasmuch as funds are not released until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on July 22, 2022, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

Entry Into Merger Agreement with MICT, Inc.

On June 15, 2022, the Company entered into an Amended and Restated Agreement and Plan of Merger (“Merger Agreement”) among MICT, Inc. (“MICT”), MICT Merger Sub, Inc. (“Merger Sub”), and the Company, whereby Merger Sub would be merged with and into the Company, and the Company would therefore become a wholly-owned subsidiary of MICT. The shares of MICT are traded on the Nasdaq Capital Market under the symbol ‘MICT’. A summary of the Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 15, 2022. On July 26, 2022, the Company and MICT filed a registration and joint proxy statement on Form S-4 to register the shares intended to be issued in connection with the Merger Agreement and to provide information to the shareholders of the respective companies in order to approve the Merger Agreement and the transactions contemplated thereby.

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

Results of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The Company’s consolidated results from operations for the three months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Three Months Ended
		% of		% of
(in Thousands)	June 30, 2022	Revenue	June 30, 2021	Revenue
Revenue	$268,685	—	$100,731	—
Operating Expense	(146,680)	54.59%	(49,724)	49.36%
Operating Income	122,005	45.41%	51,007	50.64%

Other Income, net	114	—	80	—
Income before taxes	122,119	45.45%	51,087	50.72%
Income tax(1)	(49,584)		(16,348)
Income from continuing operations	72,535	27.00%	34,739	34.49%
Net Income	$72,535	27.00%	$34,739	34.49%

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

Tingo’s operating income for the three months ended June 30, 2022 was $122.0 million as compared to $51.0 million during the three months ended June 30, 2021, an increase of $71.0 million, or 139.2%. The substantial increase as compared to the second quarter of 2021 is largely due to renewal of the mobile leasing activity that commenced in May 2021 and August 2021 with our two partner cooperatives, as well as the revenue contribution made by our Nwassa agri-fintech platform. We believe the increased adoption rates and growth in our Nwassa user base are a clear demonstration of how rapidly the Nwassa agri-fintech platform, powered through a smartphone, is providing value and convenience to farming and rural communities. We earn up to a 4.0% commission on Nwassa services, which have net margins of over 90.0%. As Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins, as well as aggregate profit, to increase accordingly. This is reflective in the growth of Tingo’s Net Income of $72.5 million for the three months ended June 30, 2022 compared to $34.7 million for the three months ended June 30, 2021, an increase of $37.8 million, or 108.9%.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The Company’s consolidated results from operations for the six months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Six Months Ended
		% of		% of
(in Thousands)	June 30, 2022	Revenue	June 30, 2021	Revenue
Revenue	$525,742	—	$145,970	—
Operating Expense	(332,574)	63.26%	(54,340)	37.23%
Operating Income	193,168	36.74%	91,630	62.77%

Other Income, net	300	—	139	—
Income before taxes	193,468	36.80%	91,769	62.87%
Income tax (current period)(1)	(88,283)		(29,366)
Income from continuing operations	105,185	20.01%	62,403	42.75%
Net Income	$105,185	20.01%	$62,403	42.75

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

Tingo’s operating income for the six months ended June 30, 2022 was $193.2 million as compared to $91.6 million during the six months ended June 30, 2021, an increase of $101.6 million, or 110.0%. As with the comparative three-month results discussed above, the substantial increase is largely due to renewal of the mobile leasing activity that commenced in May and August 2021, as well as the significantly positive growth of revenue mix in the higher margin business in Nwassa, where we earn up to a 4.0% commission on various agri-fintech transactions and have relatively insignificant marginal costs as compared to our sales and leasing business.

Revenue

Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	June 30, 2022	June 30, 2021
Mobile Phone leasing	$122,068,101	$55,301,413
Services- Mobile calls & data	15,750,628	10,413,632

NWASSA revenue	130,866,170	35,016,349
Airtime	3,626,243	2,103,211
Brokerage on loans	6,025,477	485,053
Insurance	6,626,878	2,058,221
Trading on agricultural produce	65,437,480	16,599,033
Utility	49,150,092	13,770,831
Total Revenue	$268,684,899	$100,731,394

Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30, 2022	June 30, 2021
Mobile Phone leasing	$243,841,958	$55,301,413
Services- Mobile calls & data	29,477,240	23,990,510

NWASSA revenue	252,423,220	66,677,596
Airtime	7,051,761	4,138,750
Brokerage on loans	10,146,128	1,050,328
Insurance	13,222,078	2,058,221
Trading on agricultural produce	127,635,985	31,699,485
Utility	94,367,268	27,730,812
Total Revenue	$525,742,418	$145,969,519

Generally. We generated total revenue of $268.7 million during the quarter ended June 30, 2022 compared to $100.7 million during the quarter ended June 30, 2021, an increase of $168.0 million, or 167.8%. During the six months ended June 30, 2022, we generated revenue of $525.7 million as compared to $146.0 million during the six months ended June 30, 2021, an increase of $379.7 million, or 260.0%. In addition to recognizing leasing and service revenue from our mobile phones during the first half of 2022, we also experienced sharp growth in the utilization of our Nwassa agri-fintech platform as compared to the first half of 2021. This platform delivered strong growth in revenue, increasing from $35.0 million and $66.7 million during the three and six months ended June 30, 2021, respectively, to $130.9 million and $252.4 million during the three and six months ended June 30, 2022, respectively. This represents growth of 274.0% and 278.4% for the respective comparative periods. Our Nwassa agri-fintech business now represents approximately 48.0% of total revenue for the six months ended June 30, 2022 as compared to approximately 45.7% of total revenue for the six months ended June 30, 2021. The principal reasons for the increases during the second quarter and first half of 2022 as compared to the second quarter and first half of 2021 were as follows:

●	Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri-produce trading being conducted on the platform. Given the fees we earn through these services, we estimate that the Company processed just under $6.0 billion in transaction volume for our subscribers during the first half of 2022.

●	Agri-trading revenues for the second quarter and first half of 2022 were $65.5 million and $127.6 million, respectively, as compared to $16.6 million and $31.7 million during the second quarter and first half, respectively, of 2021. The number of farmers trading produce on our system has also increased by a significant level as compared to prior periods. We believe that this is a clear demonstration of the value that Nwassa offers farmers as the platform of choice to trade their produce into the domestic market.
●	Utility top-ups on Nwassa saw revenues increase to $49.2 million and $94.4 million for the quarter and six months, respectively, ended June 30, 2022, as compared to $13.8 million and $27.7 million for the quarter and six months, respectively, ended June 30, 2021. This represents a growth rate of 356.5% on a quarter-over-quarter basis, and a 340.8% growth rate as compared to the first half of 2021. The level of activity is a strong indicator of the level of trust and reliability that consumers place on our service, with virtually no resistance to the transaction fees we charge.
●	The significant growth in Nwassa revenues is in line with our strategy to expand our Agri-Fintech business as our core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The decline in the Naira -USD exchange rate from June 30, 2021 to June 30, 2022 has been mitigated by the significant organic growth of both volume and margins on our agri-fintech trading business.

Mobile leasing revenues continue to be in line with expectations of the three-year leasing contract and has been slightly impacted by the declining exchange rate.

Leasing revenue is recognized over 36 months in equal instalments from the date of sign up of the contract. Inasmuch as our lease agreements did not commence until later in the first half of 2021, wherein we had $55.3 million in leasing revenue during the quarter and six months ended June 30, 2021 as compared to $122.1 million and $243.8 million for the quarter and six months ended June 30, 2022, respectively.

Nwassa, our Agri-Fintech platform generated 48.7% and 48.0% of total Company revenue during the three and six months ended June 30, 2022, respectively, compared to 34.8% and 45.7% of total revenue for the three and six months ended June 30, 2021, respectively.

Utility top-up activity levels more than tripled during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. We believe that the strong performance of the Agri-fintech side of our business is a clear demonstration of the maturity and adoption of the Nwassa platform by a higher percentage of our ‘Device as a Service’ customer base powered through farmers’ cooperatives. The level of loan brokerage, which was relatively negligible in the first six months of 2021 increased to $10.1 million for the six months ended June 30, 2022. Of note was the residual revenue stream in the first half of 2022 resulting from the one-time sale of mobile phones in the fourth quarter of 2021, where we estimate that at least 30% of the non-leasing customer base who purchased these phones registered for access to the Nwassa platform to manage airtime and utility payments during the first six months of 2022. This is significant, inasmuch as it is a demonstration of our successful campaigns we ran to register customers who bought a phone via a third non-agricultural cooperative with which we contracted in November 2021.

However, we believe that it is important to understand that the provision of smartphones is the means to drive a higher level of access to our Agri-Fintech platform Nwassa, to enable our customers to participate in our Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions. Typical fees and commissions on these services can be up to 4.0%. Insurance revenue is fixed at $0.24 per device per month. Our focus on providing an affordable mobile device is core to the delivery of our fintech services and we call that ‘Device as a Service’ model. The richness of our Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities. The agri-marketplace we have created provides our customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ - a key area of focus for us as part of our investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the Nwassa platform.

Cost of Sales

Three Months Ended June 30, 2022 and 2021

The following table sets forth the cost of sales for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021

Commission to Cooperatives and Agents	$2,992,488	$2,046,256
Cost of Mobile Phones	101,527,576	45,435,433

Total cost of sales	$104,520,064	$47,481,689

Six Months Ended June 30, 2022 and 2021

The following table sets forth the cost of sales for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Commission to Cooperatives and Agents	$5,492,328	$4,558,197
Cost of Mobile Phones	202,810,421	45,435,433

Total cost of sales	$208,302,749	$49,993,630

The Company’s cost of sales for the three and six months ended June 30, 2022 was $104.5 million and $208.3 million, respectively, as compared to $47.5 million and $50.0 million for the three and six months ended June 30, 2021, respectively. The lower cost of sales in the first half of 2021 was due to the absence of leasing revenue during most of the period, inasmuch as our leasing contracts only re-commenced in May 2021. The sharp decrease from the fourth quarter of 2021 to the first quarter of 2022 was largely due to one-off costs associated with a bulk sale of mobile phones in November 2021 of $301 million. Cost of revenue principally consists of matching the release of our lease prepayments to our manufacturer to that of our customers over the 36-month mobile leasing period. Increases over the prior year are a combination of a longer leasing period in 2021, due to the renewal of new contracts in May and August of 2021. However, because overall cost of revenue also includes the cost of our agri-fintech services, the trending decrease in cost of revenue as a percentage of overall sales is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below. In other words, as we expand our Nwassa platform and revenue streams associated therewith, we expect our overall cost of revenue, as a percentage of overall revenue, to decrease accordingly.

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – we amortize and match the cost of the mobile devices in line with the 36-month contract recognition of revenue for our leased phones. There were no outright sales of phones during the three or six months ended June 30, 2022.
●	Prepayments on the Balance Sheet represent the gross value of phone costs that will be amortized monthly.

Selling, General & Administrative Expenses

Three Months Ended June 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021

Payroll and related expenses	$20,329,684	$773,918
Distribution expenses	288,774	6,245
Professional fees	12,821,414	307,681
Bank fees and charges	360,373	173,201
Depreciation and amortization	5,471,283	721,339
General and administrative – other	2,887,859	260,346
Bad debt expenses	57	—

Selling, General and Administrative Expenses	$42,159,444	$2,242,730

Six Months Ended June 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Payroll and related expenses	$39,570,896	$1,464,614
Distribution expenses	509,961	110,818
Professional fees	68,490,826	623,115
Bank fees and charges	996,420	236,025
Depreciation and amortization	10,929,377	1,461,955
General and administrative – other	3,726,772	449,513
Bad debt expenses	47,455	—
Selling, General and Administrative Expenses	$124,271,707	$4,346,040

Prior year expenses mainly relate to general and administrative expenses relating of Tingo Mobile only. Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs. In addition, in the fourth quarter of 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants. This resulted in stock-based compensation expense and professional fees of $101.2 million in the aggregate for the six months ended June 30, 2022. A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement. A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria and operational costs related to our parent company, Tingo, Inc.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first six months of 2022, the Tingo Compensation Committee granted awards under the Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $29.2 million and $101.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, total compensation expense to be recognized in future periods is $53.6 million. The weighted average period over which this expense is expected to be recognized is 1.5 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	22,500,000	$3.93
Shares Vested	32,176,510	$3.15
Shares Forfeited	—	—
Unvested shares outstanding, June 30, 2022	27,274,322	$1.97

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

Cash on Hand. As of June 30, 2022, our cash and cash equivalents totaled $104.1 million on a consolidated basis.

Indebtedness: The Company had $3.0 million and $0 in investment debt as of June 30, 2022 and December 31, 2021, respectively.

We expect our cash on hand and proceeds received from our assets and operations will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our parent company’s operating and compliance expenditures.

Our cash flows could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our principal markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

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

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

Filing of Registration and Joint Proxy Statement on Form S-4. In connection with the antcipated merger of the Company with a wholly-owned subsidiary of MICT as described under Entry Into Merger Agreement with MICT, Inc. above, on July 26, 2022, the Company and MICT filed a registration and joint proxy statement on Form S-4 to register the shares intended to be issued in connection with the Merger Agreement and to provide information to the shareholders of the respective companies in order to approve the Merger Agreement and the transactions contemplated thereby.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of June 30, 2022 and (ii) our internal control over financial reporting was not effective as of June 30, 2022, inasmuch as, subsequent to quarter-end, we recharacterized the acquisition of Tingo Mobile as a reverse acquisition under applicable accounting rules and amended and restated our financial statements in previous quarterly and annual reports accordingly.

Part II.Other Information

Item 1.Legal Proceedings

On May 23, 2022, ClearThink Capital LLC, a Florida limited liability company claiming to be an investment banking firm (“ClearThink”), filed a complaint against the Company alleging a breach by Tingo of a purported non-circumvention agreement and an alleged obligation to pay ClearThink an investment banking fee in connection with the planned merger of the Company with a wholly-owned subsidiary of MICT, Inc. The lawsuit seeks relief for breach of contract, a breach of the covenant of good faith and fair dealing, and unjust enrichment, and also seeks declaratory relief, injunctive relief, and an award of costs, attorneys’ fees, and expenses. We believe that this lawsuit, and the allegations included therein, are without merit, particularly in view of the fact that ClearThink and its Managing Director, Craig Marshak, failed to disclose to Tingo their lack of a required broker-dealer license, or that Robert S. Brown, the Chief Executive Officer of ClearThink, was subject to an Order from the SEC suspending him from practicing before the Commission. While the outcome of the lawsuit cannot at this time be predicted with certainty, we do not expect that the proceeding will have a material effect upon Tingo’s financial condition or results of operations.

From time to time, the Company is a party to certain other proceedings incidental to the normal course of our business including the enforcement of our rights under contracts with our customers and subscribers. While the outcome of these legal proceedings cannot at this time be predicted with certainty, we do not expect that these proceedings will have a material effect upon the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on July 22, 2022, as may be further amended (“10-K”). In addition, we have identified additional risks associated with our planned merger with MICT as described in our joint registration and proxy statement on Form S-4 filed with the SEC on July 26, 2022, as amended (“S-4”). As the business of the Company and its subsidiaries continues to develop and as we progress toward completion of the merger, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

Moreover, the economic dislocation precipitated by the coronavirus pandemic is still rapidly evolving. As of the date of filing of this 10-Q, we are unable to predict either the potential near-term or longer-term impact that the coronavirus may have on our financial and operating results due to numerous uncertainties regarding the duration and severity of the crisis. To the greatest extent possible, we intend to operate our business in the ordinary course. Nevertheless, the ultimate impact of the coronavirus pandemic is highly uncertain and subject to change, and our business, results of operations, and financial condition have been and will likely continue to be impacted by future developments concerning the pandemic and the resulting economic disruption.

Readers should carefully consider these risks and all other information contained in our 10-K the S-4, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K, the S-4, and throughout this 10-Q are not the only ones facing the Company.

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
(a)

Form of Indemnification Agreement between the Company and its directors and certain officers. [Incorporated by reference to Exhibit 10(a) to Registrant’s Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on July 21, 2022]

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

*   Filed herewith

** The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed by the undersigned, thereunto duly authorized.

Dated: August 22, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer