Form 10-Q
period 2022-09-30
TINGO, INC.
filed 2022-11-14
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of November 10, 2022.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$246,550,136	$128,367,605
Accounts receivable, net	386,037,551	364,308,399
Inventory	—	129,823
Total Current Assets	632,587,687	492,805,827

Non-Current Assets
Property, plant and equipment, net	876,114,483	1,198,883,019
Intangible assets, net	779,697	1,670,924
Total non-current assets	876,894,180	1,200,553,943
Total Assets	$1,509,481,867	$1,693,359,770

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$3,593,659	$755,885,193
Deferred income - current portion	336,752,128	221,215,018
Value added tax - current portion	26,515,899	17,162,192
Income tax payable	144,295,342	100,606,352
Advances from related party	85,574,855	—
Note payable - short term	3,659,945	—
Total current liabilities	600,391,827	1,094,868,755

Non-current liabilities
Deferred Tax	4,160,098	2,171,039
Total non- current liabilities	4,160,098	2,171,039

Total Liabilities	604,551,925	1,097,039,794

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 and 1,205,016,211 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,227,516	1,205,016
Common stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	65,000	65,000
Additional paid-in-capital	419,181,135	330,703,635
Retained earnings	612,007,343	416,095,565
Deferred stock compensation	(43,282,593)	(66,357,804)
Translation reserve	(84,268,459)	(85,391,436)
Total Stockholders’ Equity	904,929,942	596,319,976
Total Liabilities and Stockholders’ Equity	$1,509,481,867	$1,693,359,770

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$291,700,902	$176,985,441	$817,443,320	$317,540,202
Cost of Sales	(22,881,851)	(2,241,861)	(28,374,179)	(6,630,971)
Gross Profit	268,819,051	174,743,580	789,069,141	310,909,231

Operating expenses
Payroll and related expenses	13,465,678	781,710	53,036,574	2,191,994
Distribution expenses	403,141	352,919	913,102	574,531
Professional fees	764,536	111,660,000	69,255,362	112,260,000
Bank fees and charges	300,877	286,072	1,297,297	513,342
Depreciation and amortization	100,175,992	90,815,271	313,915,790	135,972,995
General and administrative expenses - other	4,103,855	122,774	7,812,627	150,489
Bad debt expenses	66,365	23,012	113,820	44,365
Total Operating Expenses	119,280,444	204,041,758	446,344,572	251,707,716

Income (loss) from Operations	149,538,607	(29,298,178)	342,724,569	59,201,515

Other Income (Expenses)
Other income (expense)	666,446	(243,128)	990,525	(2,752)
Interest expense	(41,849)	—	(65,918)	—
Total Other Income	624,597	(243,128)	924,607	(2,752)

Income (loss) before tax	150,163,204	(29,541,306)	343,649,176	59,198,763

Taxation	(59,454,259)	(15,141,810)	(147,737,398)	(54,548,065)

Net Income (Loss)	$90,708,945	$(44,683,116)	$195,911,778	$4,650,698

Other Comprehensive Income (loss)
Translation Adjustment	(31,187,311)	(2,555,063)	1,122,977	(33,935,739)

Total Comprehensive Income (Loss)	$59,521,634	$(47,238,179)	$197,034,755	$(29,285,041)

Earnings per share - Basic and Diluted	$0.05	$(0.04)	$0.16	$(0.03)

Weighted Average number of common shares outstanding
Basic and diluted	1,227,516,211	1,051,384,648	1,223,250,643	1,014,563,668

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued on Next Page)

Nine Months ended September 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Issuance of shares for incentive compensation plan – consultants	14,500,000	14,500	—	—	66,485,500	(66,500,000)	—	—	—

Issuance of shares for incentive compensation plan - employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	111,575,211	—	—	111,575,211

Net income for the nine months ended September 30, 2022	—	—	—	—	—	—	195,911,778	—	195,911,778

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	1,122,977	1,122,977

Balances as of September 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(43,282,593)	$612,007,343	$(84,268,459)	$904,929,942

Three Months ended September 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of June 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,298,398	$(80,732,053)	$807,406,178

Vesting of deferred stock compensation	—	—	—	—	—	10,351,225	—	—	10,351,225

Net income for the three months ended September 30, 2022	—	—	—	—	—	—	90,708,945	—	90,708,945

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(3,536,406)	(3,536,406)

Balances as of September 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(43,282,593)	$612,007,343	$(84,268,459)	$904,929,942

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

Nine Months ended September 30, 2021

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Earnings	Reserve	Equity
Balance as of January 1, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$458,438,770	$(32,283,238)	$427,757,081

Issuance of shares for acquisition of IWEB	40,306,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)

Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	111,360,000

Additional share issuances	100,000,000	100,000	—	—	---	—	—	100,000

Net income for the nine months ended September 30, 2021	—	—	—	—	—	4,650,698	—	4,650,698

Foreign Currency Translation Adjustment	—	—	—	—	—	—	(33,935,739)	(33,935,739)

Balances as of September 30, 2021	1,196,146,211	$1,163,641	65,000,000	$65,000	$115,048,344	$459,772,603	$(66,312,449)	$509,737,139

Three Months ended September 30, 2021

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Earnings	Reserve	Equity
Balance as of June 30, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$507,772,584	$(63,663,914)	$445,710,219
Issuance of shares for acquisition of IWEB	40,306,211	7,801	—	—	3,207,635	(3,316,865)	(93,472)	(194,901)
Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	111,360,000
Additional share issuances	100,000,000	100,000	—	—	—	—	—	100,000
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(44,683,116)	—	(44,683,116)
Foreign Currency Translation Adjustment	—	—	—	—	—	—	(2,555,063)	(2,555,063)
Balances as of September 30, 2021	1,196,146,211	$1,163,641	65,000,000	$65,000	$115,048,344	$459,772,603	$(66,312,449)	$509,737,139

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from operating activities
Net Income	$195,911,778	$4,650,698
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	313,915,790	135,972,995
Bad debt expense	—	44,365
Shares issued to outside parties	66,500,000	111,360,000
Shares issued under employee incentive plan	22,000,000	—
Deferred compensation	23,075,211	—
Increase/Decrease related to
Inventories	129,823	(194,509)
Trade and other receivables	(21,729,152)	(1,172,531,430)
Prepayments	—	(1,228,303,999)
Accounts payable and accruals	(752,291,536)	2,110,223,470
Deferred income	115,537,110	—
Value added tax	9,353,707	—
Income tax payable	45,678,049	51,774,614
Net Cash provided by operating activities	18,080,781	28,353,001

Cash Flows from investing activities
Acquisition of property, plant and equipment	—	(403,947)
Acquisition of IWEB	—	(194,901)
Acquisition of intangibles	—	(573,915
Net Cash used in investing activities	—	(1,172,763)

Cash Flows from financing activities
Proceeds from related party	85,574,855	—
Proceeds from notes payable	3,659,945	—
Net Cash provided by financing activities	89,234,800	—

Translation Adjustment	10,866,950	(30,017,453)

Net change in cash and cash equivalents	118,182,531	(2,837,215)

Cash and cash equivalents, beginning of the year	128,367,605	28,202,869

Cash and cash equivalents, end of the period	$246,550,136	$25,365,654

Supplemental Cash flow information
Cash paid for period for:
Income taxes	$96,169,379	$—
Interest	$—	$—

Non-cash disclosures
Shares issued for acquisition	$—	$100,000
Shares issued for services	$88,500,000	$111,360,000

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, Tingo had approximately 9.3 million subscribers using its mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to market. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Our system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform. Our platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

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

Our results of operations for the quarter and nine months ended September 30, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2022.

(2)Entry Into Restated Merger Agreement with MICT, Inc.

On October 6, 2022, the Company, MICT, Inc. (“MICT”), and representatives of each company’s shareholders entered into a Second Amended and Restated Agreement and Plan of Merger (“Restated Merger Agreement”).  The common stock of MICT is traded on the Nasdaq Capital Market under the symbol ‘MICT’.  The Restated Merger Agreement is the second restatement of the agreement and the result of efforts of Tingo and MICT to restructure the transaction as a multi-phase forward triangular merger (“Merger”) instead of as a reverse triangular merger as previously agreed.  Under the terms of the Restated Merger Agreement, Tingo will create a newly-formed subsidiary incorporated in the British Virgin Islands (“Tingo BVI Sub”) to facilitate the Merger and hold the Company’s beneficial ownership interest in Tingo Mobile.  MICT will also create a subsidiary incorporated in the British Virgin Islands (“MICT BVI Sub”), which will be merged with and into Tingo BVI Sub, with MICT BVI Sub as the surviving corporation and a subsidiary of MICT.  The Merger will, therefore, result in Tingo Mobile becoming an indirect wholly-owned subsidiary of MICT, and the operations of Tingo Mobile, as an agri-fintech company, becoming the predominant operations of MICT. The aggregate consideration tendered by MICT to Tingo, the sole shareholder of Tingo Mobile, will consist of: (i) newly-issued common stock of MICT equal to 19.9% of its outstanding shares, calculated immediately prior to the closing date of the Merger; and (ii) two series of convertible preferred shares – Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “MICT Preferred Shares”).  The conversion of the MICT Preferred Shares is subject to various conditions, including approval of MICT’s shareholders and, in the case of the MICT Series B Convertible Preferred Stock, is also subject to Nasdaq approving a change of control of MICT.  If all of the MICT Preferred Shares are converted into MICT common stock, Tingo will hold 75.0% of the outstanding shares of MICT.  A summary of the Restated Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in our Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on October 14, 2022.  On November 9, 2022, we filed a definitive Information Statement to provide information to our shareholders about the Merger, the Merger Agreement, and the transactions contemplated thereby.

(3)Change in Accounting Treatment

As disclosed in the Company’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned Merger, the Company reviewed and considered its accounting treatment of its acquisition of Tingo Mobile on August 15, 2021. Based on this review, the Company elected to modify its accounting treatment of the acquisition of Tingo Mobile as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

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

Earnings Per Share— Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. Pursuant to our 2021 Equity Incentive Plan adopted in 2021, in accordance with ASC 260, Earnings Per Share, the unvested shares of restricted stock awarded in the quarter and nine months ended September 30, 2022 pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation.

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

Distributable Earnings— The components that make up distributable earnings (accumulated retained earnings) on the Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021

Net Income (Loss) for period	$195,911,778	$(39,026,340)
Acquisition of Company’s Former Business (IWeb)	—	(3,316,865)
Retained earnings	416,095,565	458,538,770

Retained Earnings	$612,007,343	$416,095,565

Impairment of Long-Lived Assets—In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets during the nine months ended September 30, 2022 and June 30, 2021.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. At September 30, 2022 and December 31, 2021, there were no uncertain tax positions that required accrual.

The reconciliation of income tax benefit of our parent company at the U.S. statutory rate of 25.0% for nine months and year ended September 30, 2022 and December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

	September 30, 2022	Percent	December 31, 2021	Percent

Federal statutory rates	$27,893,803	25.0%	$65,199,716	25.0%
Valuation allowance against net deferred tax assets	(27,893,803)	(25.0)%	(65,199,716)	(25.0)%
Effective rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets on an unconsolidated basis for the quarter and year ended September 30, 2022 and December 31, 2021, respectively, are as follows:

	September 30, 2022	December 31, 2021

Beginning of period	$—	$—
Net Operating Loss Carryforward	93,093,519	65,199,716
Valuation Allowance	(93,093,519)	(65,199,716)
Net Deferred Tax Assets	$—	$—

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

Subject to any such disallowances pursuant to Code Section 162(m), as of September 30, 2022, the Company has approximately $93.0 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

Deferred Income— We reflect the full value of the 12-month leasing revenues due in accordance with our mobile leasing contracts with our subscribers. We recognize lease revenue on a ratable basis over the 12-month term.  We do not allocate the costs of our mobile phones against these revenues, but instead recognize depreciation expense ratably on a straight-line basis over the estimated 3-year useful life of these devices.

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

(5)Share-Based Compensation

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first nine months of 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $10.4 million and $111.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total compensation expense to be recognized in future periods is $43.3 million. The weighted average period over which this expense is expected to be recognized is 1.1 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	22,500,000	$3.93
Shares Vested	37,447,214	$3.71
Shares Forfeited	—	—
Unvested shares outstanding, September 30, 2022	22,003,619	$1.97

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

Our revenue is principally comprised of lease payments for smart phone devices, and fees for services and financial technology solutions.  From time to time, we also sell mobile phones in one-off bulk transactions.  We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. All mobile leasing contracts have fixed terms.

Sources

The Company has the following principal revenue sources:

●Mobile Leasing – our customers enter a 12-month contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to recognize lease revenue ratably during the term.  We do not assess a cost of sales associated with such lease revenue, but instead depreciate our mobile devices ratably on a straight-line basis over their estimated life of 36 months. Mobile devices are included as Fixed Assets for such mobile leasing contracts.
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

The exchange rate used for conversion is:

	September 30,	December 31,
	2022	2021
Balance Sheet:

Nigerian Naira	432.37	412.99

Profit and Loss :

Nigerian Naira	422.68	396.46

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

(8)Inventory

Inventory on hand consisted of the following:

	September 30, 2022	December 31, 2021
Spare parts	$—	$129,823

Total Inventory	$—	$129,823

(9)Accounts and Other Receivables

	September 30, 2022	December 31, 2021

Trade and other receivable gross	$386,104,187	$364,350,175
Allowance for expected credit loss	(66,636)	(42,065)
	386,037,551	364,308,110
Directors current account	—	289
Total accounts and other receivables	$386,037,551	$364,308,399

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 12-month smartphone leasing contract which our customers entered during 2021 and 2022.  The release and delivery of new phones in accordance with the new 12-month phone contracts took place in May 2021 and August 2021, each of which were renewed in 2022.  The balances reflect the remaining balance outstanding as of September 30, 2022 and December 31, 2021.  The December 31, 2021 balances also include balance due from one off sales completed in November 2021. This outstanding balance was fully repaid in January 2022. The previous lease contracts expired in May 2020. The delay in renewal of new contracts in 2021 was due to the impact of Covid 19 and resultant delays in recommencement of our supply chains as a consequence.  The new phone leasing contracts will expire in April 2023 and July 2023 respectively.  The Company had approximately 9.3 million subscribers for this service as of September 30, 2022 and December 31, 2021.  The Company has successfully renewed its previous contracts that originally expired in May and August of 2020, were renewed in May and August of 2021, and again in May and August of 2022, without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the 12-month leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $66,365 during the quarter ended September 30, 2022 and $113,820 for the nine months ended September 30, 2022. The allowance for credit loss for the nine months ended September 30, 2022 was $66,636 and was $42,065 for the year ended December 31, 2021.

We also offer certain of our customers the option to purchase some of our wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of December 31, 2021, all receivables on this arrangement have been collected and the balance has been written off, and no new receivables have been incurred during the quarter ended September 30, 2022.

We have a strong history of mobile leasing to our subscriber base in partnership with our farmers’ cooperatives. Unlike a typical mobile leasing business, we analyze credit risk on these cooperatives and not directly with our 9.3 million subscribers. We have history of leasing to the same number of subscribers since 2017 and have a strong collection record where the cooperatives settle the monthly leasing receivables in bulk. The cooperatives manage the interaction and collection from their members and, therefore, we do not undertake direct credit risk with our subscribers. This ‘business to business’ credit model has assured minimal bad debts and late payments, as well as reduced administrative effort needed to collect monthly receivables due over the 12-month contract.

(10)  Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE	MOBILE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	DEVICES	Total
	$	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	1,219,411,221	1,461,743,324
ADDITIONS	—	—	—	—	—	—	—	—	—
Forex translation difference	(394,203)	(1,424,225)	(9,310)	(2,690)	(2,965)	(453,251)	(8,575,341)	—	(10,861,985)
September 30, 2022	8,758,008	31,642,075	206,844	59,759	65,866	10,069,903	190,518,762	1,219,411,221	1,450,881,339

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,074,916	—	244,290,317	262,860,305
CHARGED FOR THE YEAR	—	1,164,262	19,698	4,732	1,667	6,588	14,019,815	297,864,011	313,080,743
Forex translation difference	—	(396,527)	(6,112)	(1,963)	(2,847)	(452,540)	(314,203)	—	(1,174,192)
September 30, 2022	—	9,032,164	140,093	44,213	61,482	9,628,964	13,705,612	542,154,328	574,766,856

NET BOOK VALUE
December 31, 2021	8,794,695	23,510,165	81,202	18,565	3,480	37,169	191,316,839	975,120,904	1,198,883,019
September 30, 2022	8,400,492	21,318,235	58,306	13,106	1,695	29,870	169,035,886	677,256,893	876,114,483

The fixed assets table above refers to the Tingo Mobile business as consolidated into Tingo, Inc. for the nine months and year ended September 30, 2022 and December 31, 2021, respectively.

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

Plant and equipment consist of prototypes, mobile devices, software, furniture and equipment, which are depreciated on a straight-line basis over their expected useful lives.

Estimated useful lives
(years)
Buildings	20
Motor Vehicles	5
Furniture & Fittings	5
Office Equipment	5
Plant & Machinery	4
Mobile Devices	3
Site Installations	4

Site Installations relates to the capitalization of the Company’s investment in rural fiber network and equipment. Depreciation on these assets commenced from January 1, 2022.

Mobile devices are assets that are leased on 12 month contracts to the subscriber base linked to two major farmers’ cooperatives in Nigeria. We estimate the useful life of these devices to be 3 years.

(11)  Intangible Assets

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the nine months ended September 30, 2022. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the nine months ended September 30, 2022, the Company incurred capitalized costs of $ 0 and charged $835,047 in amortization costs for this period.

Cost
As of January 1, 2022	$6,193,507
Additions	—
Forex translation difference	(277,610)
As of September 30, 2022	5,915,897

Amortization
As of January 1, 2022	4,026,671
Charge for the period	835,047
Forex translation difference	274,482
As of September 30, 2022	5,136,200

Carrying Amount as of September 30, 2022	$779,697

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

Cash and Cash Equivalents—As of September 30, 2022, we had cash and cash equivalents of $246.6 million on a consolidated basis. As of December 31, 2021, we had cash and cash equivalents of $128.4 million on a consolidated basis. The cash and cash equivalent mainly consists of funds held with the company’s bank in Nigeria. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows. Reduction is cash and cash equivalent is mainly due to a significant repayment of accounts payables to our core suppliers of mobile phones.

(13)  Current and Non-Current Liabilities

Accounts Payable and Accruals

	September 30, 2022	December 31, 2021
Trade payables	$596,352	$754,709,169
Accrued compensation	2,935,389	1,049,030
Accrued interest	61,918	—
Other payables	—	126,994
Total Accounts Payable and Accruals	$3,593,659	$755,885,193

Trade Payables—Included in this amount is the balance due to our Smartphone suppliers at September 30, 2022 and December 31, 2021.

Deferred Income—The balance represents the gross income due over the term of the 12-month phone leasing cycle. Monthly releases to revenue will be conducted in line with our revenue recognition policy and will reduce to $0 by April 2023 and July 2023 accordingly.  The table below provides the aging of the balances between current and non-current deferred income as follows:

	September 30, 2022	December 31, 2021
Due within one year	$336,752,128	$221,215,018
Over one year	—	—
Total Deferred income	336,752,128	221,215,018

Deferred income - current portion	336,752,128	221,215,018
Deferred income - non-current portion	—	—
Total Deferred income	$336,752,128	$221,215,018

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable:

	September 30, 2022	December 31, 2021
Due within one year	$26,515,899	$17,162,192
Over one year	—	—
Total Value added tax	26,515,899	17,162,192

Value added tax - current portion	26,515,899	17,162,192
Value added tax - non-current portion	—	—
Total Value added tax	$26,515,899	$17,162,192

(14)  Notes and Loans Payable

On October 6, 2022, in connection with the Restated Merger Agreement described in Note (2) above, we issued a Senior Promissory Note (“Note”) to MICT in the original principal amount of $23,700,000, bearing interest at 5% per annum, and maturing on the first to occur of (i) May 10, 2024, or (ii) thirty days from the date of termination of the Restated Merger Agreement.  This Note superseded and replaced a previous promissory note issued to MICT on July 28, 2022 in the original principal amount of $3,500,000. Interest expense and interest accrued on the Note for the quarter ended September 30, 2022 was $42,192 and $61,918, respectively.

We also borrowed $49,945 from a third party during the second quarter of 2022, which amount is payable on demand.  This loan was repaid subsequent to the end of the third quarter of 2022.  From time to time to facilitate the operation of our Company, we will continue to procure short- and long-term loans of various amounts and maturities.

(15)  Taxation and Deferred Tax

The provision for income tax consists of the following components for the nine months ended September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Income tax(1)	$138,503,810	$51,138,811
Education tax	9,233,588	3,409,254
Current Tax	$147,737,398	$54,548,065

(1) Tax provision is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

The significant components of the tax liabilities as of September 30, 2022 and December 2021 are summarized below:

Current Tax Liabilities	September 30, 2022	December 31, 2021
Beginning of period	$100,606,352	$67,601,594
Charge for the period(1)	147,737,398	104,802,090
	248,282,418	172,403,684
Paid during the period	(96,169,379)	(62,946,048)
Forex translation difference	(7,817,697)	(8,851,284)

Total Current Tax Liabilites	$144,295,342	$100,606,352

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

The significant components of the deferred tax liabilities as of September 30, 2022 and December 31, 2021 are summarized below:

Deferred Tax	September 30, 2022	December 31, 2021
Beginning of period	$2,171,039	$2,360,004
Change for the period	—	—
Forex translation difference	1,989,059	(188,965)
Total Deferred Tax Liabilities	$4,160,098	$2,171,039

(16)  Related-Party Transactions and Agreements

From time to time, we may enter into transactions or incur indebtedness to persons affiliated with members of our board of directors or executive officers. We will seek to ensure that, to the greatest extent possible, any such agreements or transactions are undertaken on an arms-length basis and representative of standard commercial terms and conditions that would be available to us from third parties. During the quarter ended June 30, 2022, we received an advance of $89.2 million from affiliates of our founder and CEO, Dozy Mmobuosi, to satisfy short-term capital needs of Tingo Mobile, our wholly-owned operating subsidiary. As of September 30, 2022, the balance on this advance was $85.6 million. We expect to repay some or all of this advance later in 2022.

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

(18)  Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

Entry into Second Amended and Restated Merger Agreement. As described above in Note 2 – Entry Into Restated Merger Agreement with MICT, on October 6, 2022, the Company, MICT, and representatives of each company’s shareholders entered into the Restated Merger Agreement.

Amendment of Purchaser Loan. As described above in Note 14 – Notes and Loans Payable, on October 6, 2022, MICT extended to Tingo a loan in the principal amount of $23,700,000 with an interest rate of 5% per year, and which amended and restated the previous loan agreement between MICT and Tingo dated May 10, 2022, for a principal amount of $3,500,000.

Filing of Information Statement. In connection with the Merger, on November 9, 2022, we filed a definitive information statement on Schedule 14C with the SEC, including a copy of the Restated Merger Agreement, to provide information to our shareholders about the Merger and the transactions contemplated thereby.

Agreement with AFAN. On October 20, 2022, the Company announced that Tingo Mobile had signed an agreement with the All Farmers Association of Nigeria (AFAN), the umbrella body of the 56 recognized commodities and agricultural associations in Nigeria.  Under the terms of the agreement, AFAN committed to add a minimum of 20 million additional subscribers to the Company’s customer base. These new subscribers would be comprised principally of owners of small and medium-sized agricultural enterprises throughout the country.

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

As of September 30, 2022, Tingo had approximately 9.3 million leasing customers using its mobile phones and who also use the Company’s agri-fintech platform (www.nwassa.com). Nwassa is considered to be Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farmers in Nigeria use the Nwassa agri-trading platform to support the supply and purchase of a variety of agricultural inputs and produce. The system provides real-time pricing, straight from the farms, eliminating middlemen. Our users’ customers pay for produce bought using available pricing on our platform.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K, and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

Entry Into Merger Agreement with MICT, Inc.

On October 6, 2022, the Company, MICT, Inc. (“MICT”), and representatives of each company’s shareholders entered into a Second Amended and Restated Agreement and Plan of Merger (“Restated Merger Agreement”).  The common stock of MICT is traded on the Nasdaq Capital Market under the symbol ‘MICT’.  The Restated Merger Agreement is the second restatement of the agreement and the result of efforts of Tingo and MICT to restructure the transaction as a multi-phase forward triangular merger (“Merger”) instead of as a reverse triangular merger as previously agreed. Under the terms of the Restated Merger Agreement, Tingo will create a newly-formed subsidiary incorporated in the British Virgin Islands (“Tingo BVI Sub”) to facilitate the Merger and hold the Company’s beneficial ownership interest in Tingo Mobile.  MICT will also create a subsidiary incorporated in the British Virgin Islands (“MICT BVI Sub”), which will be merged with and into Tingo BVI Sub, with MICT BVI Sub as the surviving corporation and a subsidiary of MICT.  The Merger will, therefore, result in Tingo Mobile becoming an indirect wholly-owned subsidiary of MICT, and the operations of Tingo Mobile, as an agri-fintech company, becoming the predominant operations of MICT. The aggregate consideration tendered by MICT to Tingo, the sole shareholder of Tingo Mobile, will consist of: (i) newly-issued common stock of MICT equal to 19.9% of its outstanding shares, calculated immediately prior to the closing date of the Merger; and (ii) two series of convertible preferred shares – Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “MICT Preferred Shares”).  The conversion of the MICT Preferred Shares is subject to various conditions, including approval of MICT’s shareholders and, in the case of the MICT Series B Convertible Preferred Stock, is also subject to Nasdaq approving a change of control of MICT.  If all of the MICT Preferred Shares are converted into MICT common stock, Tingo will hold 75.0% of the outstanding shares of MICT.  A summary of the Restated Merger Agreement and the actions taken by the Company and MICT in connection therewith are included in our Current Report on Form 8-K/A filed with the U.S. Securities and Exchange Commission on October 14, 2022.  On November 9, 2022, we filed a definitive Information Statement with the SEC to provide information to our shareholders about the Merger, the Merger Agreement, and the transactions contemplated thereby.

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

Results of Operations

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

The Company’s consolidated results from operations for the three months ended September 30, 2022 and September 30, 2021 are summarized as follows:

	Three Months Ended
		% of		% of
(in Thousands)	September 30, 2022	Revenue	September 30, 2021	Revenue
Revenue	$291,701	—	$176,985	—
Operating Expense	(142,162)	48.74%	(206,284)	116.55%
Operating Income	149,539	51.26%	(29,298)	(16.55)%

Other Income (Expense), net	625	—	(243)	—
Income (Loss) before taxes	150,163	51.48%	(29,541)	(16.69)%
Income tax(1)	(59,454)	—	(15,142)	—
Net Income (Loss)	$90,709	31.10%	$(44,683)	(25.25)%

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

Tingo’s operating income for the three months ended September 30, 2022 was $149.5 million as compared to an operating loss of $29.3 million during the three months ended September 30, 2021, an increase of $178.8 million.  The substantial increase as compared to the third quarter of 2021 is largely due to renewal of the mobile leasing activity that commenced in May 2021 and August 2021 with our two partner cooperatives, as well as the revenue contribution made by our Nwassa agri-fintech platform.  We believe the increased adoption rates and growth in our Nwassa user base are a clear demonstration of how rapidly the Nwassa agri-fintech platform, powered through a smartphone, is providing value and convenience to farming and rural communities. We earn up to a 4.0% commission on Nwassa services, which have net margins of over 90.0%. As Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins, as well as aggregate profit, to increase accordingly. This is reflective in the growth of Tingo’s Net Income of $90.7 million for the three months ended June 30, 2022 compared to a loss of $44.7 million for the three months ended September 30, 2021, an increase of $135.4 million.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

The Company’s consolidated results from operations for the nine months ended September 30, 2022 and September 30, 2021 are summarized as follows:

	Nine Months Ended
		% of		% of
(in Thousands)	September 30, 2022	Revenue	September 30, 2021	Revenue
Revenue	$817,443	—	$317,540	—
Operating Expense	(474,719)	58.07%	(258,339)	(81.36)%
Operating Income	342,725	41.93%	59,202	18.64%

Other Income (Expense), net	925	—	(3)	—
Income before taxes	343,649	42.04%	59,199	18.64%
Income tax (current period)(1)	(147,737)		(54,548)
Net Income	$195,912	23.97%	$4,651	1.46

(1) Tax liability is based on pre-tax income of Tingo Mobile on a stand-alone basis for the period indicated.

Tingo’s operating income for the nine months ended September 30, 2022 was $342.7 million as compared to $59.2 million during the nine months ended September 30, 2021, an increase of $283.5 million.  As with the comparative three-month results discussed above, the substantial increase is largely due to renewal of the mobile leasing activity that commenced in May and August 2021, as well as the significantly positive growth of revenue mix in the higher margin business in Nwassa, where we earn up to a 4.0% commission on various agri-fintech transactions and have relatively insignificant marginal costs as compared to our sales and leasing business.

Revenue

Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	September 30, 2022	September 30, 2021
Mobile Phone leasing and sales	$136,676,839	$108,669,889
Services- Mobile calls & data	15,971,094	11,799,270

NWASSA revenue	139,052,969	56,516,282
Airtime	3,854,119	2,762,722
Brokerage on loans	8,240,610	552,180
Insurance	6,386,797	5,380,600
Trading on agricultural produce	70,779,965	20,746,218
Utility	49,791,478	27,074,562
Total Revenue	$291,700,902	$176,985,441

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30, 2022	September 30, 2021
Mobile Phone leasing and sales	$380,518,797	$161,919,889
Services- Mobile calls & data	45,448,334	34,899,849

NWASSA revenue	391,476,189	120,720,464
Airtime	10,905,880	6,747,944
Brokerage on loans	18,386,738	1,563,546
Insurance	19,608,875	7,362,470
Trading on agricultural produce	198,415,950	51,269,806
Utility	144,158,746	53,776,698
Total Revenue	$817,443,320	$317,540,202

Generally. We generated total revenue of $291.7 million during the quarter ended September 30, 2022 compared to $177.0 million during the quarter ended September 30, 2021, an increase of $114.7 million, or 64.8%.  During the nine months ended September 30, 2022, we generated revenue of $817.4 million as compared to $317.5 million during the nine months ended September 30, 2021, an increase of $499.9 million, or 157.4%.  In addition to recognizing leasing and service revenue from our mobile phones during the first half of 2022, we also experienced sharp growth in the utilization of our Nwassa agri-fintech platform as compared to the first nine months of 2021.  This platform delivered strong growth in revenue, increasing from $56.5 million and $120.7 million during the three and nine months ended September 30, 2021, respectively, to $139.1 million and $391.5 million during the three and nine months ended September 30, 2022, respectively. This represents growth of 146.2% and 224.4% for the respective comparative periods. Our Nwassa agri-fintech business now represents approximately 47.9% of total revenue for the nine months ended September 30, 2022 as compared to approximately 38.0% of total revenue for the nine months ended September 30, 2021.  The principal reasons for the increases during the third quarter and first nine months of 2022 as compared to the third quarter and first nine months of 2021 were as follows:

●	Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri-produce trading being conducted on the platform. Given the fees we earn through these services, we estimate that the Company processed just under $9.0 billion in transaction volume for our subscribers during the first nine months of 2022.

●	Agri-trading revenues for the third quarter and first nine months of 2022 were $70.8 million and $198.4 million, respectively, as compared to $20.7 million and $51.3 million during the third quarter and first nine months, respectively, of 2021. The number of farmers trading produce on our system has also increased by a significant level as compared to prior periods. We believe that this is a clear demonstration of the value that Nwassa offers farmers as the platform of choice to trade their produce into the domestic market.
●	Utility top-ups on Nwassa saw revenues increase to $49.8 million and $144.2 million for the quarter and nine months ended September 30, 2022, respectively, as compared to $27.1 million and $53.8 million for the quarter and nine months ended September 30, 2021, respectively. This represents a growth rate of 83.8% on a quarter-over-quarter basis, and a 168.0% growth rate as compared to the first nine months of 2021. The level of activity is a strong indicator of the level of trust and reliability that consumers place on our service, with virtually no resistance to the transaction fees we charge.
●	The significant growth in Nwassa revenues is in line with our strategy to expand our Agri-Fintech business as our core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The decline in the Naira -USD exchange rate from September 30, 2021 to September 30, 2022 has been mitigated by the significant organic growth of both volume and margins on our agri-fintech trading business.

Mobile leasing revenues continue to be in line with expectations of our 12-month leasing contracts and has been slightly impacted by the declining exchange rate.

Leasing revenue is recognized over 12 months in equal instalments from the date of sign up of the contract. Inasmuch as our lease agreements did not commence until midway through the first nine months of 2021, wherein we had $108.7 million and $161.9 million in leasing revenue during the quarter and nine months ended September 30, 2021, respectively, as compared to $136.7 million and $380.5 million for the quarter and nine months ended September 30, 2022, respectively.

Nwassa, our Agri-Fintech platform generated 47.7% and 47.9% of total Company revenue during the three and nine months ended September 30, 2022, respectively, compared to 31.9% and 38.0% of total revenue for the three and nine months ended September 30, 2021, respectively.

Utility top-up activity levels more than tripled during the quarter ended September 30, 2022 as compared to the quarter ended September 30, 2021, and were more than double during the nine months ended September 30, 2022 compared to the same period in 2021. We believe that the strong performance of the Agri-fintech side of our business is a clear demonstration of the maturity and adoption of the Nwassa platform by a higher percentage of our ‘Device as a Service’ customer base powered through farmers’ cooperatives.  The level of loan brokerage, which was relatively negligible in the first nine months of 2021 increased to $18.4 million for the nine months ended September 30, 2022.  Of note was the residual revenue stream in the first nine months of 2022 resulting from the one-time sale of mobile phones in the fourth quarter of 2021, where we estimate that at least 30% of the non-leasing customer base who purchased these phones registered for access to the Nwassa platform to manage airtime and utility payments during the first nine months of 2022. This is significant, inasmuch as it is a demonstration of our successful campaigns we ran to register customers who bought a phone via a third non-agricultural cooperative with which we contracted in November 2021.

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

Cost of Sales

Three Months Ended September 2022 and 2021

The following table sets forth the cost of sales for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021

Commission to Cooperatives and Agents	$3,142,856	$2,241,861
Cost of Mobile Phones	19,738,995	—

Total Cost of Sales	$22,881,851	$2,241,861

Nine Months Ended September 30, 2022 and 2021

The following table sets forth the cost of sales for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Commission to Cooperatives and Agents	$8,635,184	$6,630,971
Cost of Mobile Phones	19,738,995	—

Total Cost of Sales	$28,374,179	$6,630,971

The Company’s cost of sales for the three and nine months ended September 30, 2022 was $22.9 million and $28.4 million, respectively, most of which was related to a one-off bulk sale of mobile phones in July 2022.

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of mobile phones – In July 2022, we sold 87,508 mobile devices in a one-off sale, generating approximately $24.1 million in revenue. Other than the foregoing, there were no outright sales of phones during the three or nine months ended September 30, 2022. The cost of sales relating to these devices was $19.7million.

Selling, General & Administrative Expenses

Three Months Ended September 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the three months ended September 30, 2022 and September 30, 2021:

	Three Months Ended
	September 30, 2022	September 30, 2021

Payroll and related expenses	$13,465,678	$781,710
Distribution expenses	403,141	352,919
Professional fees	764,536	111,660,000
Bank fees and charges	300,877	286,072
Depreciation and amortization	100,175,992	90,815,271
General and administrative – other	4,103,855	122,774
Bad debt expenses	66,365	23,012

Selling, General and Administrative Expenses	$119,280,444	$204,041,758

Nine Months Ended September 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Payroll and related expenses	$53,036,574	$2,191,994
Distribution expenses	913,102	574,531
Professional fees	69,255,362	112,260,000
Bank fees and charges	1,297,297	513,342
Depreciation and amortization	313,915,790	135,972,995
General and administrative – other	7,812,627	150,489
Bad debt expenses	113,820	44,365
Selling, General and Administrative Expenses	$446,344,572	$251,707,716

Prior year expenses mainly relate to general and administrative expenses relating of Tingo Mobile only. Our acquisition of Tingo Mobile during the third quarter of 2021 and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs.  In addition, in the fourth quarter of 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants. This resulted in stock-based compensation expense and professional fees of $111.6 million in the aggregate for the nine months ended September 30, 2022. A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement. A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria and operational costs related to our parent company, Tingo, Inc.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first nine months of 2022, the Tingo Compensation Committee granted awards under the Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $10.4 million and $111.6 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total compensation expense to be recognized in future periods is $43.3 million. The weighted average period over which this expense is expected to be recognized is 1.1 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	22,500,000	$3.93
Shares Vested	37,447,214	$3.71
Shares Forfeited	—	—
Unvested shares outstanding, September 30, 2022	22,003,619	$1.97

Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations. In addition, on October 6, 2022, in connection with the Restated Merger Agreement described herein, we issued a Senior Promissory Note (“Note”) to MICT in the original principal amount of $23,700,000, bearing interest at 5% per annum, and maturing on the first to occur of (i) May 10, 2024, or (ii) thirty days from the date of termination of the Restated Merger Agreement.. We expect that, as a result of issuance of the Note, we will also be able to secure sufficient operating and working capital for our parent company activities for the next twelve months.

Cash on Hand. As of September 30, 2022, our cash and cash equivalents totaled $246.6 million on a consolidated basis, as compared to cash and cash equivalents of $128.4 million on a consolidated basis at December 31, 2021.

Indebtedness: The Company had $3.5 million and $0 in investment debt as of September 30, 2022 and December 31, 2021, respectively.

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

Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent events:

Entry into Second Amended and Restated Merger Agreement. As described herein, on October 6, 2022, the Company, MICT, and representatives of each company’s shareholders entered into the Restated Merger Agreement.

Amendment of Purchaser Loan. As described herein, on October 6, 2022, MICT extended to Tingo a loan in the principal amount of $23,700,000 with an interest rate of 5% per year, and which amended and restated the previous loan agreement between MICT and Tingo dated May 10, 2022, for a principal amount of $3,500,000.

Filing of Information Statement. In connection with the Merger, on November 9, 2022, we filed a definitive information statement on Schedule 14C, including a copy of the Restated Merger Agreement, to provide information to our shareholders about the Merger and the transactions contemplated thereby.

Agreement with AFAN. On October 20, 2022, the Company announced that Tingo Mobile had signed an agreement with the All Farmers Association of Nigeria (AFAN), the umbrella body of the 56 recognized commodities and agricultural associations in Nigeria.  Under the terms of the agreement, AFAN committed to add a minimum of 20 million additional subscribers to the Company’s customer base. These new subscribers would be comprised principally of owners of small and medium-sized agricultural enterprises throughout the country.

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

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of September 30, 2022 and (ii) our internal control over financial reporting was not effective as of September 30, 2022, inasmuch as, during the quarter, we recharacterized the acquisition of Tingo Mobile as a reverse acquisition under applicable accounting rules and amended and restated our financial statements in previous quarterly and annual reports accordingly.

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

Item 1A. Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K and any amendments thereto (“10-K”). In addition, we have identified additional risks associated with our planned Merger as described in our definitive Information Statement on Schedule 14C filed with the SEC on November 9, 2022, as may be amended (“Information Statement”). As the business of the Company and its subsidiaries continues to develop and as we progress toward completion of the merger, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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

Readers should carefully consider these risks and all other information contained in our 10-K the Information Statement, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K, the Information Statement, and throughout this 10-Q are not the only ones facing the Company.

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
(d)

Second Amended and Restated Agreement and Plan of Merger among the Company, MICT, Inc., and certain representatives of the shareholders of the Company and MICT [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, filed on October 14, 2022.]

31.	Rule 13a-14(a)/15d-14(a) Certifications
	1.	Certification by Chief Executive Officer*
	2.	Certification by Chief Financial Officer*

32.	Rule 1350 Certifications
	1.	Certification by Chief Executive Officer**
	2.	Certification by Chief Financial Officer**

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

Dated: November 14, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer