Form 10-K/A
period 2021-12-31
TINGO, INC.
filed 2022-11-16
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement for the registrant’s 2022 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

Explanatory Note

As disclosed in the Registrant’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of a subsidiary of Tingo, Inc. (the “Company”) with a wholly-owned subsidiary of Nasdaq-listed MICT, Inc., the Company has reviewed and considered its accounting treatment of its acquisition of Tingo Mobile PLC (“Tingo Mobile”) on August 15, 2021 (the “Acquisition”). Based on this review, the Company has elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

In addition, the Company has revised its accounting treatment of asset classifications and costs associated with the operating leases for its mobile phone devices. While this revision did not affect the Company’s gross revenue or net income, it did reallocate prepayments for the devices to property, plant, and equipment, and reallocated costs associated with the devices from cost of sales to depreciation expense.

Further, as disclosed in the Registrant’s Current Report on Form 8-K filed on August 24, 2022, the Company is revising its accounting treatment relating to the expensing of restricted stock awards (“Stock Awards”) granted pursuant to the Company’s 2021 Equity Incentive Plan adopted on October 12, 2021 (“Incentive Plan”). Most of the Stock Awards granted under the Incentive Plan are subject to time-based vesting requirements of up to two years. Accounting Standards Codification 718 – Compensation-Stock Compensation (“ASC 718”), requires that all Stock Awards which are subject to time-based vesting requirements should be ratably expensed over the vesting period based on the fair value of the Stock Award on the grant date, instead of being fully-expensed. Such treatment should be applied without regard as to whether the recipient is an employee, director, or contractor.

In the Company’s Annual Report on Form 10-K filed on March 31, 2022 (“Original Filing”), as well as in the Company’s Amendment Nos. 1 and 2 to the Annual Report on Form 10-K/A filed by the Company on April 7, 2022 and July 22, 2022, respectively (collectively, with the Original Filing, the “Previous Filings”), the Company’s Stock Awards to non-employees were all fully-expensed, even though some of these Stock Awards were subject to time-based vesting requirements. As a result, stock-based expenses for the Company were overstated for the year 2021 in the Previous Filings.

This Amendment No. 3 to the Company’s Annual Report on Form 10-K/A (“Amended 10-K”) now ratably allocates expenses associated with time-based vested Stock Awards for all Incentive Plan participants during their respective vesting periods. In this Amended 10-K, the proper allocation of these non-cash expenses in accordance with ASC 718 has resulted in a smaller net loss for the year as compared to the Previous Filings.

Accordingly, this Amended 10-K supersedes and replaces in their entirety the Previous Filings.

This Amended 10-K does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information concerning the Acquisition and accounting treatment of the Stock Awards, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I

Item 1. Business

Tingo, Inc. (collectively with its subsidiary, “we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. Prior to the acquisition of Tingo Mobile, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we attributed a $3.2 million in net equity to the Company’s prior business as shown in the Consolidated Statements of Shareholders’ Equity herein. Because our discontinued operations are immaterial to our overall business, we have not included them in our financial statements except as specifically noted herein.

The Company is an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

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

Certifications

Commencing with our quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2021, our Chief Executive Officer and Chief Financial Officer provided certifications as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002 and were attached as exhibits to that report. These certifications have also been filed as exhibits to this Amended 10-K.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for Tingo Mobile on 3 floors at 95 Broad Street, Lagos, Nigeria. This lease is on a month-to-month basis, as renovations are presently being made to a new office space located at 30 Queens Drive, Ikoyi, Lagos. This office has desk space for 300 people and is a 5-year lease. Depending on the pace of such renovations, we expect to occupy our new office space in the second quarter of 2022. We consider this arrangement to be a ‘low value lease’ and, accordingly, have not recognized a right of use asset or liability in our financial statements.

We own two factories in Nigeria:

●	Factory 1, the address for which is, Tingo Mobile PLC, Lekki-Épé Express Way, Lagos, sits on 166 acres of land and consists of 7 Buildings (warehouses) housing production machinery and a packaging line.
●	Factory 2, the address for which is, Airport Road, Lugbe, Abuja sits on 45 hectares of land and is primarily a warehouse facility.

These factories were closed in January 2019 and manufacturing was outsourced to UGC Technologies Group in China. We may attempt to sell or lease these properties, but they are currently not held for sale.

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

Our platform has created an escrow solution that secures the buyer, funds are not released to the seller until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

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

Results of Operations

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

The Company’s consolidated results from operations for the years ended December 31, 2021 and 2020 are summarized as follows:

	Years Ended December 31,
(in Thousands)		% of		% of
	2021	Revenue	2020	Revenue
Revenue	$865,838	—	$585,255	—
Operating Expense	(800,479)	92.45%	(383,399)	65.51%
Operating Income	65,359	7.55%	201,856	34.49%

Other Income (Expenses), net	417	—	8,854	1.51%
Income before taxes	65,776	7.60%	210,710	36.00%
Income tax expense	(104,802)	12.10%	(68,740)	11.75%
Net Income (Loss)	$(39,026)	4.51%	$141,970	24.26%

Revenue

Generally. Total revenue for Tingo Mobile increased from $585.3 million in 2020 to $865.8 million in 2021, an increase of $280.5 million or 47.9%. This followed an increase of $129.7 million, or 28.5%, in 2020 from revenue of $455.6 million in 2019. The increase in 2021 over 2020 was principally due to the following:

●	The increased use of our agri-fintech services by our subscribers, which saw a record increase of approximately $100.0 million, or 101.4% year-over-year, in revenues for Nwassa, our Agri-fintech platform. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform, where revenues have increased by 89.9% over 2020 with 2021 revenues of $80.7 million (2020 - $ 42.5 million).
●	Affordable pricing of mobile device insurance saw a substantial increase in the number of customers that opted for this service, resulting in an increase of approximately 800.0% from 2020, to post revenues of $14.4 million (2020 : $1.6 million)
●	A significant number of customers see Nwassa as their chosen method to make payments for utilities. The Company recorded a 120.0% growth in this revenue component in 2021 ($91.1 million) over 2020 ($ 41.5 million).
●	The significant growth in Nwassa revenues is in line with the company’s strategy to expand its Agri-Fintech business as its core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The favorable Naira-USD exchange rate on December 31, 2021 as compared to December 31, 2020.
●	Mobile leasing revenues increased due to timing of the renewal of our 12-month leasing contracts. The previous contracts expired in May 2020. The new contracts commenced in May 2021 and August 2021, renewing over 9.3 million existing subscribers, the majority of whom are active on the Nwassa platform.
●	Our agri-fintech monthly revenue growth has increased from $25.4 million in September 2021 to $31.8 million in December 2021, representing a 24.9% increase. The key areas that contributed to this significant monthly growth are the significant increase of the number of agricultural trades executed through our system by 56.0%, delivering revenue growth of 77.0% for this activity alone. Some of this growth may be seasonal but it is a demonstration of a material increase in the level of activity on Nwassa as the service matures. In addition, we have experienced double digit growth in mobile insurance and loan brokerage services during 2021 as compared to 2020.
●	In the fourth quarter of 2021, we sold 2.9 million of our smartphones to a third cooperative in a single transaction,

generating revenue of approximately $301.0 million. The members of this cooperative have the option, but not the obligation, to register for the Company’s Nwassa platform to gain access to our agri-fintech services and become additions to our subscriber base.

Agri-Fintech. The Agri-Fintech component of Tingo Mobile’s business was introduced in 2020, and grew from $98.6 million, or 16.8% of total revenue in 2020, to $198.6 million, or 22.9% of total revenue in the year ended December 31, 2021. This represents an increase of 36.0% in Agri-Fintech’s overall contribution to our total revenue. In addition, this trend demonstrates the increased activity resulting from the adoption of the smartphone ‘Device as a Service’ strategy the Company has implemented. Aggregate Nwassa revenue, which includes airtime, loan brokerage fees, insurance, transaction fees on agricultural produce trades, and transaction fees for utility payments, increased by 101.4% for 2021 as compared to 2020. The following table, which breaks out each revenue component, displays the growth, with no increase in airtime purchases for other networks on our Nwassa services by our existing customer base, from 2020 to 2021. We estimate that this represents over $4.0 billion in aggregate transaction processing for 2021 on our platforms.

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

Mobile Sales and Leasing. Regarding the lease contracts for our mobile phones, the previous leasing cycle ended in May 2020. Due to Covid 19 and disruption to our supply chains, our new leasing cycles recommenced in May and August of 2021, concomitant with the commencement of leasing agreements with our two principal farmers’ cooperatives. Deliveries of 9.0 million devices were staggered between May 2021 and August 2021. We anticipate the level of revenue will increase significantly for subsequent quarters due to the full rollout of approximately 9.3 million devices as of August 2021.

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

Cost of Revenues

The following table sets forth the cost of revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Commission to Cooperatives and Agents	$9,378,916	$10,884,336
Cost of Resold Mobile Phones	274,800,172	353,499,376

Total cost of revenues	$284,179,088	$364,383,712

Our cost of revenues for 2021 was $284.2 million as compared to $364.4 million in 2020, a decrease of $80.2 million. Cost of revenues principally consists of obligations to our manufacturer for our branded mobile phones that we resell, as well as the cost of providing our agri-fintech services. With respect to our leased phones, we do not recognize the cost of the phones as a cost of sales, but rather depreciate such cost on a straight line basis over the useful life of the devices, estimated at three years. Because overall cost of revenues also includes the cost of our agri-fintech services, the trending decrease in cost of revenues as a percentage of overall revenue is inversely related to the proportional increase over time of revenue generation from our higher margin agri-fintech services as described below. In other words, as we expand our Nwassa platform and revenue streams associated therewith, we expect our overall cost of revenues, as a percentage of overall revenue, to decrease accordingly.

Cost of revenues consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through our farmers’ cooperative partners and an independent agency network of rural farmers and women.
●	Cost of Resold Mobile Phones – we match the cost of mobile devices which we offer for resale to the costs we pay our manufacturer.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Payroll and related expenses	72,990,188	2,630,454
Distribution expenses	985,801	268,337
Professional fees	192,842,115	298,768
Bank fees and charges	926,256	909,233
Depreciation and amortization	247,177,230	5,769,462
General and administrative expenses – other	1,278,898	440,415
Bad debt expenses	99,247	8,698,024
Selling, General and Administrative Expenses	$516,299,735	$19,014,693

As the lessor of branded phones to our cooperative customers, we recognize depreciation expense ratably over the three-year estimated useful life of these devices. Other than the foregoing, prior year expenses mainly relate to general and administrative expenses only. Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these expenses. In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants. This resulted in stock-based compensation expense of $149.4 million for the year, which included stock-based payments to officers, directors, and employees of $68.7 million and stock-based payments of professional fees of $80.8 million. Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of approximately $215.2 million on a consolidated basis during 2021. A detailed breakdown of other expenses included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement. A substantial part of these expenses relate to Tingo Mobile’s operations in Nigeria. Also included under Professional Fees is a finder’s fee paid in stock to third parties of $111.3 million in connection with the acquisition of Tingo Mobile.

Gross Profit and Income from Operations

Our gross profit for 2021 was $581.7 as compared to $220.9 million in 2020, an increase of $360.8 million or 163.3%. The substantial increase in gross profit from 2020 to 2021 was consistent with the increase from 2019 to 2020, where gross profit rose $81.8 million, or 58.9%, from $139.1 million in 2019. The increases from 2019 through 2021 were principally due to a significant increase in the revenue growth of our Nwassa agri-fintech platform, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal expenses as compared to our sales and leasing business. With increased adoption rates and growth in our subscriber base, as Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.

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

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021, the Tingo Compensation Committee granted awards of restricted stock under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 108,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $149.4 million for the year ended December 31, 2021.

As of December 31, 2021, total compensation expense to be recognized in future periods is $66.4 million. The weighted average period over which this expense is expected to be recognized is 1.8 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the year ended December 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2021	—	—
Shares Granted	108,870,000	$1.75
Shares Vested	71,919,167	$1.73
Shares Forfeited	—	—
Unvested shares outstanding, December 31, 2021	36,950,833	$1.80

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

Cash on Hand. As of December 31, 2021, our cash and cash equivalents totaled $128.4 million on a consolidated basis as compared to $28.2 million in cash and cash equivalents at December 31, 2020. Virtually all of our cash is denominated in Nigerian Naira and deposited in Nigeria-based financial institutions.

Cash Provided from (Used in) Operating Activities. Operating activities provided approximately $123.8 million during the year ended December 31, 2021 as compared to cash generated of approximately $61.7 million for the year ended December 31, 2020. The increase was primarily due to the increase in trade and other payables and deferred income for significant sales of mobile phones in Q4 of 2021.

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

Indebtedness: The Company had no financial debt as of December 31, 2021 or 2020.

We expect our cash on hand, proceeds received from our assets and operations, cash flow from operations, and availability of funds from our private offering, will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our parent company’s operating and compliance expenditures.

Our cash flows from operations could be adversely affected by events outside our control, including, without limitation, changes in overall economic conditions, regulatory requirements, changes in technologies, demand for our products and services, availability of labor resources and capital, natural disasters, pandemics and outbreaks of contagious diseases and other adverse public health developments, such as COVID-19, and other conditions. Our ability to attract and maintain a sufficient customer base, particularly in our principal markets, is critical to our ability to maintain a positive cash flow from operations. The foregoing events individually or collectively could affect our results.

We are evaluating the impact of current market conditions on our Company and its ability to generate dollar-denominated income. We believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements and to finance routine capital expenditures through the next twelve months.

Off Balance Sheet Arrangements

None.

Dividends

On November 10, 2021, our Board adopted a Dividend Policy for the Company. The Policy provides a process that the Board will undertake when approving quarterly, annual, and special dividends for the Company including, but not limited to, various financial criteria and macroeconomic factors, as well as certain financial and economic factors specific to the Company. In the case of quarterly dividends, within ninety (90) calendar days following the end of each fiscal year, the Board will determine the dividend payment, if any, that will be made to holders of the Company’s capital stock. Such dividend will generally be expressed as a cash amount equal to a percentage of the Company’s consolidated after-tax net income for such prior fiscal year, and will be divided into fourths, with one-fourth of the amount payable each quarter. As of December 31, 2021, the Company has not paid any dividends in its history.

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

Revenue Recognition, Deferred Income, and Costs matching

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to purchase cellular phones directly, lease the phones on one year terms, and purchase data and calls, as well as use of the NWASSA platform. As part of these contracts, the Company records Revenue and has short term and long term assets and liabilities recorded related to the cost of contracts and the deferred income and taxes receivable, respectively. The Company also records depreciation expense on a straight-line basis over the useful life of the phones, which is estimated by management at three years.

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

Denver, Colorado
July 18, 2022, with the exception of Note 8 and Note 12, as to which the date is November 15, 2022.

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
November , 2022
Lagos, Nigeria

TINGO, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
Assets
Current Assets
Cash	$128,367,605	$28,202,869
Accounts receivable, net	364,308,399	241,953,782
Inventory	129,823	30,491
Total Current Assets	492,805,827	270,187,142

Non-Current Assets
Property, plant and equipment, net	1,198,883,019	37,042,344
Work-in-Progress	—	207,968,849
Intangible assets, net	1,670,924	3,055,061
Total non-current assets	1,200,553,943	248,066,254
Total Assets	$1,693,359,770	$518,253,396

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$755,885,193	$40,915
Deferred income - current portion	221,215,018	—
Value added tax - current portion	17,162,192	20,493,802
Income tax payable	100,606,352	67,601,594
Total current liabilities	1,094,868,755	88,136,311

Non-current liabilities
Deferred Tax	2,171,039	2,360,004
Total non- current liabilities	2,171,039	2,360,004

Total Liabilities	1,097,039,794	90,496,315

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,205,016,211 and 1,028,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	1,205,016	1,028,000
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at December 31, 2021 and December 31, 2020	65,000	65,000
Additional paid-in-capital	330,703,635	508,549
Retained earnings	416,095,565	458,438,770
Deferred stock compensation	(66,357,804)	—
Translation reserve	(85,391,436)	(32,283,238)
Total Stockholders’ Equity	596,319,976	427,757,081
Total Liabilities and Stockholders’ Equity	$1,693,359,770	$518,253,396

The accompanying notes are an integral part of these consolidated financial statements

TINGO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended
	December 31,	December 31,
	2021	2020
Revenues	$865,838,327	$585,254,527
Cost of Sales	(284,179,088)	(364,383,712)
Gross Profit	581,659,239	220,870,815

Operating Expenses
Payroll and related expenses	72,990,188	2,630,454
Distribution expenses	985,801	268,337
Professional fees	192,842,115	298,768
Bank fees and charges	926,256	909,233
Depreciation and amortization	247,177,230	5,769,462
General and administrative expenses - other	1,278,898	440,415
Bad debt expenses	99,247	8,698,024
Total Operating Expenses	516,299,735	19,014,693

Income from Operations	65,359,504	201,856,122

Other Income (Expenses)
Other income	360,818	268,866
Recovered debt	55,428	9,454,965
Interest expense	—	(869,968)
Total Other Income	416,246	8,853,863

Income before tax	65,775,750	210,709,985

Taxation	(104,802,090)	(68,739,650)

Net Income (Loss)	$(39,026,340)	$141,970,335

Other Comprehensive Loss
Translation Adjustment	(53,108,198)	(16,106,101)

Total Comprehensive Income (Loss)	$(92,134,538)	$125,864,234

Earnings per share - Basic and Diluted	$(.09)	$0.12

Weighted Average number of common shares outstanding
Basic and diluted	1,071,260,595	1,028,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2020	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$—	$316,568,435	$(16,177,137)	$301,892,847

Net income for the year ended December 31, 2020	—	—	—	—	—	—	141,970,335	—	141,970,335

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(16,106,101)	(16,106,101)

Balance as of December 31, 2020	1,028,000,000	1,028,000	65,000,000	65,000	508,549	—	458,538,770	(32,283,238)	427,757,081

Net loss for the year ended December 31, 2021	—	—	—	—	—	—	(39,026,340)	—	(39,026,340)

Issuance of shares for acquisition of IWeb (former business)	40,306,211	40,306	—	—	3,175,130	—	(3,316,865)	(93,472)	(194,901)

Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	—	111,360,000

Issuance of shares for incentive compensation plan – consultants	47,020,000	47,020	—	—	81,773,285	(81,820,305)	—	—	—

Issuance of shares for incentive compensation plan – directors, officers and employees	61,850,000	61,850	—	—	133,914,511	(133,976,361)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	149,438,862	—	—	149,438,862

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(53,014,726)	(53,014,726)

Balance as of December 31, 2021	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2021	December 31, 2020
Cash Flows from operating activities
Net Income (Loss)	$(39,026,340)	$141,970,335
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	247,177,230	5,769,462
Bad debt expense	99,247	8,698,024
Stock issued for services	111,360,000	—
Deferred stock compensation	149,438,862	—
Increase/Decrease related to
Inventories	(99,332)	229,293
Trade and other receivables	(122,453,864)	(46,457,433)
Prepayments	—	126,902,136
Accounts payable and accruals	755,844,278	(207,900,786)
Deferred income	221,215,018	—
Value added tax	(3,331,610)	—
Income tax payable	32,815,793	32,524,837
Net Cash provided by operating activities	1,353,039,282	61,735,868

Cash flows from investing activities
Acquisition of IWeb	(194,901)	—
Acquisition of assets	(1,219,815,168)	(197,750)
Acquisition of intangibles	(573,915)	—
Acquisitions of work in progress	—	(199,274,605)
Net Cash used in investing activities	(1,220,583,984)	(199,472,355)

Cash flows from financing activities
Net repayments on borrowings	—	(8,914,701)
Net Cash used in financing activities	—	(8,914,701)

Translation Adjustment	(32,290,562)	(13,598,355)

Net change in cash and cash equivalents	100,164,736	(160,249,543)

Cash and cash equivalents, beginning of the year	28,202,869	188,452,412

Cash and cash equivalents, end of the year	$128,367,605	$28,202,869

Supplemental Cash flow information
Cash paid for period for:
Taxes	$62,946,048	$34,182,976
Interest	$—	$869,968

Non-cash disclosures
Stock issued for services	$111,360,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

(1)	Description of Business and Basis of Presentation

Description of Business—Tingo, Inc. (collectively, with our subsidiary, “ we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’. We acquired our wholly-owned subsidiary, Tingo Mobile, PLC, a Nigerian public limited company (“Tingo Mobile”), in a share exchange with its sole shareholder effective August 15, 2021. Prior to the acquisition of Tingo Mobile, the Company was headquartered in Thailand and its principal business consisted of technology consulting. This business was discontinued following the acquisition of Tingo Mobile, and we attributed a $3.2 million in net equity to the Company’s prior business as shown in the Consolidated Statements of Shareholders’ Equity above. Because our discontinued operations are immaterial to our overall business, we have not included them in our financial statements except as specifically noted herein.

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

Our platform has created an escrow solution that secures the buyer, funds are not released to the seller until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to our members.

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

Basis of Presentation—The accompanying audited consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included.The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

As disclosed in the Company’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger of a subsidiary of the Company with a wholly owned subsidiary of Nasdaq-listed MICT, Inc., the Company reviewed and considered its accounting treatment of its acquisition of Tingo Mobile on August 15, 2021. Based on this review, the Company elected to modify its accounting treatment of the acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

Accordingly, the financial statements included herein have been prepared in accordance with reverse acquisition accounting rules, and now include the consolidated operating results of Tingo Mobile for the full periods presented, rather than using forward acquisition accounting as had been presented previously, which included the results of Tingo Mobile only from the date of the Acquisition.

As part of the adjustment, the Company recorded the following corrections to the prior accounting treatment on the balance sheet:

Goodwill	$(3,694,107,417)
Capitalized Acquisition Expenses	$(111,360,000)
Additional Paid in Capital	$4,170,398,452
Accumulated Surplus	$(397,390,240)
Translation Reserve	$32,459,205

The Company also recorded expenses of $111,360,000 during 2021 relating to the value of shares issued to a third party as a finder’s fee in connection with the Acquisition of Tingo Mobile.

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

Retained Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Consolidated Balance Sheet as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020

Net income (loss) for year	$(39,026,340)	$141,970,335
Acquisition of the Company (IWeb)	(3,316,865)	—
Retained Earnings	458,438,770	316,468,435

Retained Earnings	$416,095,565	$458,438,770

Accounts Receivable— The total value of the 12-month mobile leasing contract is recognized under accounts receivables at the outset. The balance is due and payable and is credited as receipts are received from the customers. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which we bundle our services with our branded phones, we do not typically incur a substantial amount of bad debt. Accordingly, absent a substantial outlying event such as Covid-19, we do not expect to incur bad debts of any material significance. During the year ended December 31, 2021, a general allowance of 3 percent was made on all account receivables to cushion the possible effect of Covid 19 on our customers. On a proforma basis, we recognized bad debt expense of $99,247 and $8,698,024 relating to our receivables in 2021 and 2020, respectively. This is in line with our expectations, inasmuch as our contracts for mobile leasing are with our farmer cooperative partners who, in turn, take responsibility for individual collection efforts from their members.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, the end-user may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of December 31, 2021, all receivables on this arrangement have been collected and balance written off.

Impairment of Long-Lived Assets—In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets for the years ended December 31, 2021 and 2020.

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

The reconciliation of income tax benefit at the U.S. statutory rate of 25% for the period ended December 31, 2021 and 21% for the year ended December 31, 2020, respectively, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	Percent	2020	Percent
Federal statutory rates	$(65,199,716)	25.0%	$—	21.0%
Valuation allowance against net deferred tax assets	65,199,716	25.0%	—	—
Effective rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the period ended December 31, 2021 and 2020 are as follows:

Deferred Tax Assets	December 31, 2021	December 31, 2020

Beginning of period	$—	$—
Net Operating Loss	65,199,716	—
Valuation Allowance	(65,199,716)	—
Net Deferred Tax Assets	$—	$—

The income of a foreign subsidiary is not necessarily subject to U.S. tax, provided the income is from the active conduct of a trade or business within the non-U.S. jurisdiction. However, earnings of the foreign subsidiary, to the extent reinvested in the U.S. or distributed to the U.S. parent as a dividend, may be subject to U.S. tax. In addition, the Internal Revenue Code requires that transfer pricing between a U.S. parent and a foreign subsidiary be made on an arms’ length basis. Tingo Mobile, our sole operating subsidiary, did not issue any dividends during the years ended December 31, 2021 and 2020.

In our Consolidated Statements of Operations, we have deducted taxes payable in connection with our operations in Nigeria. However, inasmuch as the U.S. and Nigeria do not have a tax treaty, we do not receive a corresponding credit in the U.S. for tax paid in Nigeria by Tingo Mobile, our wholly-owned subsidiary. In addition, our parent company, Tingo, Inc. has incurred operating losses on an unconsolidated basis, largely due to non-cash expenses associated with stock awards made pursuant to our 2021 Equity Incentive Plan. Our ability to utilize tax losses associated with the operations of our parent company is restricted, however, due to limitations on the deductibility of certain share compensation to our executive officers and directors that may be deemed ‘excess compensation’ pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), the Company has approximately $65.2 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

Based on the provisions of ASC 280, we have evaluated our operating business and considered various factors associated therewith, including the concentration of our business in one country and the integration of our leasing business with the use of our agri-

fintech platform that utilizes software embedded within the leased device. Accordingly, this evaluation resulted in one reportable segment.

Deferred Income—The Company reflects the full value of the 12-month-year revenues due in accordance with our mobile leasing contracts. We do not allocate the cost of our mobile phones against these revenues, but instead recognize depreciation expense on a straight-line basis ratably over the estimated 3-year useful life of the devices.

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

Accounting Pronouncements—In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments. The new guidance removes the separation models for convertible debt with a cash conversion feature or a beneficial conversion feature. In addition, the new standard provides guidance on calculating the dilutive impact of convertible debt on earnings per share. The ASU clarifies that the average market price should be used to calculate the diluted earnings per share denominator when the exercise price or the number of shares that may be issued is variable. The ASU is effective for the Company on January 1, 2022, including interim periods, with early adoption permitted, although implementation has been delayed for smaller reporting companies for fiscal years beginning after December 15, 2023. The ASU permits the use of either a full or modified retrospective method of adoption. The Company is still evaluating the impact of the adoption of this ASU on its future financial statements and disclosures.

(4)Share-Based Compensation

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 108,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $68.7 million and $80.8 million, respectively, for year ended December 31, 2021. As of December 31, 2021, total compensation expense to be recognized in future periods is $66.4 million. The weighted average period over which this expense is expected to be recognized is 1.8 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the year ended December 31, 2021:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2021	—	—
Shares Granted	108,870,000	$1.75
Shares Vested	71,919,167	$1.73
Shares Forfeited	—	—
Unvested shares outstanding, December 31, 2021	36,950,833	$1.80

(5)Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations with regard to its leasing contracts are satisfied over time, while other performance obligations are usage-based.

Revenue comprises of the fair value of lease or purchase payments for our smartphone devices, services and financial technology solutions. We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements). We have elected to record revenue net of taxes collected from our customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.

Sources

The Company has the following revenue sources:

●	Mobile Leasing – our leasing customers enter a 12-month contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to recognize the lease obligations ratably during the contract term. We do not recognize a cost of sales associated with such lease payments. Instead, as the lessor of these devices, we depreciate the mobile devices ratably on a straight line basis over their useful life, which we estimate at 36 months.

●	Call and Data Services – our customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.

●	Nwassa Services – this is our Agri-Fintech platform powered by the smartphones leased on a 12-month term above, known as ‘device as a service’. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:
●	Agri- Marketplace – percentage of the value of produce trade on Nwassa
●	Mobile airtime top up – fixed percentage of value of top-up
●	Utilities – fixed percentage of value of transaction

●	Mobile Insurance – fixed fee recognized monthly based on contract
●	Financial Services (Loans and related services) – fixed referral fee as completed

While our Nwassa applications are integrated with our branded phones, each of the services are distinct and independent performance obligations of the Company. The range and quantity of services used are determined solely by the end-user.

(6)	Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira.

The exchange rate used for conversion is:

	December 31,	December 31,
	2021	2020

Balance Sheet:

Nigerian Naira	412.99	379.5

Profit and Loss :

Nigerian Naira	396.46	379.5

Foreign currency transactions—Foreign currency transactions are translated into the functional currencies of the Company’s subsidiaries using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations and comprehensive income. Non-monetary items carried at cost are translated using the exchange rate at the date of the transaction. Non-monetary items carried at fair value are translated at the date the fair value is determined. For Nigeria, due to the volatile nature of the exchange rate, we have applied the prudent approach to convert both the Profit and Loss and Balance Sheet at the same rate to indicate a fairer reflection of the state of affairs.

(7)	Inventory

Inventory on hand consisted of the following:

	December 31, 2021	December 31, 2020
Spare parts	$129,823	$30,491

Total Inventory	$129,823	$30,491

(8)	Accounts Receivable

	December 31, 2021	December 31, 2020

Accounts receivable gross	$364,350,175	$—
Allowance for expected credit loss	(42,065)	—
	364,308,110	—
Directors current account	289	241,953,782
Total Accounts Receivable, net	$364,308,399	$241,953,782

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to the 1-year smartphone leasing contracts that our customers entered during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and September 2021, respectively. The balances reflect the remaining balance outstanding as at December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2022 and August 2022 respectively. The Company had approximately 9.3 million subscribers for this service as of December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $99,247 and $8,698,024 relating to our receivables in 2021 and 2020, respectively. The allowance for credit loss for the years ended December 31, 2021 and 2020 was $42,065 and zero, respectively.

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

Prepayments—This represents the total cost of sales for the mobile devices purchased that are contracted out on our lease agreements. Our policy is to depreciate the cost ratably over a 36-month period, which is the estimated useful life of the devices.

The Company’s agreement with its manufacturer does not include a renewal or termination feature once delivery of the devices has occurred and the Company has approved the quality of the delivery and/or waived any such approval by failing to object to any nonconformity within 30 days of delivery.

(9)	Property, Plant & Equipment

Changes in cost, depreciation, and net book value during 2021 were recorded as follows:

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE	MOBILE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	DEVICES	Total
	$	$	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	—	—	55,455,578
ADDITIONS	—	—	—	—	—	—	207,968,849	1,219,411,221	1,427,380,070
Forex translation difference	(765,481)	(2,765,629)	(18,079)	(5,223)	(5,757)	(880,145)	(16,652,011)	—	(21,092,325)
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	1,219,411,221	1,461,743,323

DEPRECIATION
January 1, 2021	—	7,256,776	104,655	33,763	57,869	10,960,171	—	—	18,413,234
CHARGED FOR THE YEAR	—	1,654,988	31,493	10,817	9,820	10,753	—	244,290,317	246,008,188
Forex translation difference	—	(647,305)	(9,640)	(3,136)	(5,027)	(896,010)	—	—	(1,561,118)
December 31, 2021	—	8,264,459	126,508	41,444	62,662	10,092,914	—	244,290,317	262,860,304

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	121,133	31,469	14,030	32,059	—	—	37,042,344
December 31,2021	8,794,695	23,510,165	81,201	18,565	3,480	37,171	191,316,838	975,120,904	1,198,883,019

Changes in cost, depreciation, and net book value during 2020 were recorded as follows:

			MOTOR	FURNITURE &	OFFICE	PLANT &
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	Total
	$	$	$	$	$	$	$
COST
January 1, 2020	10,087,768	36,446,408	99,783	37,970	74,339	11,561,491	58,307,759
ADDITIONS	—	—	131,505	29,311	1,451	35,483	197,750
Forex translation difference	(527,592)	(1,906,155)	(5,500)	(2,049)	(3,891)	(604,744)	(3,049,931)
December 31, 2020	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	55,455,578

DEPRECIATION
January 1, 2020	—	5,834,932	69,704	23,403	45,965	8,687,612	14,661,616
CHARGED FOR THE YEAR	—	1,730,713	38,679	11,609	14,338	2,762,767	4,558,106
Forex translation difference	—	(308,869)	(3,728)	(1,249)	(2,434)	(490,207)	(806,488)
December 31, 2020	—	7,256,776	104,655	33,763	57,869	10,960,171	18,413,234

NET BOOK VALUE
January 1,2020	10,087,768	30,611,476	30,079	14,567	28,374	2,873,879	43,646,143
December 31,2020	9,560,176	27,283,477	121,133	31,469	14,030	32,059	37,042,344

As noted above, we recognize depreciation expense relating to our leased mobile phones on a straight-line basis over a 36-month period, which is the estimated useful life of the devices. Property, plant and equipment are carried at historical value and depreciated over their useful life. All property and equipment with a cost of $5,000 or greater are capitalized. Major betterments that extend the useful lives of assets are also capitalized. Normal maintenance and repairs are charged to expense as incurred. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations.

Plant and equipment consist of prototypes, software, furniture and equipment, which are depreciated on a straight-line basis over their expected useful lives.

Estimated useful lives
(years)
Buildings	20
Motor Vehicles	5
Furniture & Fittings	5
Office Equipment	5
Plant & Machinery	4
Mobile Devices	3
Site Installations	20

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment. Previously, it was classified as Work in Progress and the works were completed as of December 31, 2021. Depreciation on these assets will commence on January 1, 2022.

The total depreciation charge for the years ended December 31, 2021 and 2020 was $246,008,188 and $ 4,528,106, respectively

(10)	Intangible Assets and Work-in- Progress

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the years ended December 31, 2021 and 2020. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the year ended December 31, 2021, the Company incurred capitalized expenses of $ 0 and charged $1,187,042 in amortization expenses for this period. For the year ended December 31, 2020, the Company incurred capitalized expenses of $0 and charged $1,241,356 in amortization expenses for the period.

	2021	2020
Cost
Beginning Balance January 1	$6,193,507	$6,535,305
Additions	—	—
Forex translation difference	(495,912)	(341,798)
Ending Balance December 31	$5,697,595	$6,193,507

Amortization
Beginning Balance January 1	$3,138,446	$2,004,585
Charge for the year	1,187,042	1,241,356
Forex translation difference	(298,817)	(107,495)
Ending Balance December 31	4,026,671	3,138,446

Carrying Amount December 31	$1,670,924	$3,055,061

Work -in-Progress— The details below relate to Work-in -Progress for Tingo Mobile as consolidated into the Company for the years ended December 31, 2021 and 2020. Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband fiber and mobile network enhancement across rural Nigeria. The project is now complete and the cost has been capitalized as a fixed asset under ‘Site Installations’ above.

	December 31, 2021	December 31, 2020
January 1, 2021	$207,968,849	$8,694,244
Additions	—	200,157,284
Transfer to Capitalization – Site Installations	(191,316,838)	—
Forex translation difference	(16,652,011)	(882,679)
Closing balance - December 31, 2021	$—	$207,968,849

(11)	Liquidity and Financing Arrangements

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

Short-term Loans—The Company had no short -term loans outstanding as of December 31, 2021 or 2020.

(12)Current and Non-Current Liabilities

Accounts Payable and Accruals

	December 31, 2021	December 31, 2020
Trade payable	$754,709,170	$—
Accrued compensation	1,049,029	—
Other Payables	126,994	40,915
	$755,885,193	$40,915

Trade Payables—This represents the balance due to our smartphone manufacturer at December 31, 2021. There were no trade payables as of December 31, 2020, inasmuch as our new phone contracts only commenced again in May 2021. We have preferred credit terms with our supplier of smartphones and pay for devices supplied over a two-year period. We minimize our currency risk and settle such supplies in Nigerian Naira to match the basis for our leasing revenues which are also denominated in Naira.

Deferred Income—The balance represents to gross income due over the term of the 1-year phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and are expected to reduce to $0 by April 2022 and August 2022 accordingly. There was no deferred income as at December 31, 2020, as the last leasing contracts expired at the end of their full term in May 2020. The table below provides the aging of the balances between current and non-current liabilities as follows:

	December 31,
	2021	2020
Due within one year	$221,215,018	$—
Over one year	—	—
Total Deferred income	$221,215,018	$—

Deferred income - current portion	221,215,018	—
Deferred income - non-current portion	—	—
Total Deferred income	$221,215,018	$—

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable :

	December 31,
	2021	2020
Due within one year	$17,162,192	$20,493,802
Over one year	—	—
Total Value added tax	$17,162,192	$20,493,802

Value added tax - current portion	17,162,192	20,493,802
Value added tax - non-current portion	—	—
Total Value added tax	$17,162,192	$20,493,802

(13)	Taxation and Deferred Tax

The provision for income tax consists of the following components at December 31, 2021 and 2020:

	December 31,
	2021	2020
Income tax	$104,802,090	$68,739,650
Current Tax	$104,802,090	$68,739,650

The significant components of our tax liabilities as of December 31, 2021 and 2020 are summarized below:

	December 31,
	2021	2020
Current Tax Liabilities
Beginning of period	$67,601,594	$35,992,292
Charge for the period	104,802,090	68,739,650
	172,403,684	104,731,942
Paid during the period	(62,946,048)	(34,182,976)
Forex translation difference	(8,851,284)	(2,947,372)

Total Current Tax Liabilities	$100,606,352	$67,601,594

The significant components of our deferred tax liabilities as of December 31, 2021 and 2020 are summarized below:

	December 31,
	2021	2020
Deferred Tax
Beginning of period	$2,360,004	$1,444,469
Change for the period	—	993,204
Forex translation difference	(188,965)	(77,669)
Total Deferred Tax Liabilities	$2,171,039	$2,360,004

(14)	Commitments and Contingencies

Commitments

Operating Leases—We have operating leases covering office space in Nigeria and the United States. Our operating lease in Nigeria is a one-year lease with an option for the Company to renew, and the operating lease in the United States is on a month-to-month basis. We consider each of these arrangements to be a ‘low value lease’ and, accordingly, have not recognized a right of use asset or liability in our financial statements.

Purchase Commitments—Our principal purchase commitment consists of our agreement with our smartphone manufacturer, wherein we have two years to make full payment, but are otherwise not obligated to make any specified minimum payment during the interim. We nevertheless periodically make payments out of operating cash from time to time during the payment term and, at December 31, 2021, we had future commitments of approximately $754.7 million remaining under this agreement. Other than customary software licenses, we had no other significant purchase commitments, or commitments for capital expenditures, as of such date.

Contingencies

Generally—Estimated losses from contingencies are accrued by a charge to earnings when information available prior to the issuance of the financial statements indicates that it is likely that a future event will confirm that an asset has been impaired or a liability incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. As of December 31, 2021, we have not assessed any charges against earnings for contingencies.

(15)	Concentrations

Customers—While we may sell our branded phones from time to time to bulk purchasers, our primary customers consist of two farmers’ cooperatives in Nigeria, who collectively have approximately 9.3 million members. The cooperatives account for virtually all of our leasing revenue, while the members of the cooperatives account for a substantial majority of our Agri-Fintech revenue generated through our Nwassa platform. Should either of these cooperatives experience financial difficulties, our revenue and cash flows could be adversely impacted.

Manufacturer—We outsource the manufacture of our smartphones to a single manufacturer. During 2020 and 2021, we experienced substantial delays in the supply of new devices to our customers as a result of supply chain disruptions resulting principally from Covid-19, which in turn affected our revenue. Given that our manufacturer is located in China and may be subject to further economic dislocation in the future, we are subject to future risks of delayed or non-fulfillment under any new supply agreements into which we may enter.

(16)	Related-Party Transactions and Agreements

From time to time, we may enter into transactions or incur indebtedness to persons affiliated with members of our board of directors or executive officers. We will seek to ensure that, to the greatest extent possible, any such agreements or transactions are undertaken on an arms-length basis and representative of standard commercial terms and conditions that would be available to us from third parties. During the year ended December 31, 2021, we noted no such transactions or agreements with such related parties of the Company.

(17)	Legal Proceedings

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

Upon review of the financial statement controls and after identifying a change in accounting treatment, we have determined that (i) we have a material weakness over our entity level control environment as of December 31, 2021 and (ii) our internal control over financial reporting was not effective as of December 31, 2021. Our preventative and review controls failed to detect errors related to the acquisition treatment of Tingo Mobile and the ratable expensing of non-employee stock awards that were subject to a time-based vesting requirement issued under our 2021 Equity Incentive Plan in accordance with ASC 718.

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

During the six month period commencing July 1, 2022, we intend to assess our internal control over financial reporting for the remainder of our current fiscal year. We intend to base our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment is expected to include evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment will be supported by testing and monitoring performed both by a third-party consultant and our accounting department.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, on April 29, 2022 (the “2022 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is on our website at www.tingoinc.com and is available to any person, without charge, upon request addressed to Tingo, Inc., Attention: Corporate Secretary, 43 West 23rd Street, 2nd Floor, New York, NY 10010. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website.

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

*Filed herewith

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

TINGO, INC.

Date: November 16, 2022	/S/ DOZY MMOBUOSI
Dozy Mmobuosi
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BROWN	Co-Chairman	November 16, 2022
John J. Brown

/S/ CHRISTOPHE CHARLIER	Co-Chairman	November 16, 2022
Christophe Charlier

/S/ ADEWALE ADEBAYO	Director	November 16, 2022
Adewale Adebayo

/S/ CHRISTOPHER CLEVERLY	President and Director	November 16, 2022
Christopher Cleverly

/S/ GURJINDER JOHAL	Director	November 16, 2022
Gurjinder Johal

/S/ LESLIE KASUMBA	Director	November 16, 2022
Leslie Kasumba

/S/ DOZY MMOBUOSI	Director and CEO (Principal Executive Officer)	November 16, 2022
Dozy Mmobuosi

/S/ ONYEKACHI ONUBOGU	Director	November 16, 2022
Onyekachi Onubogu

/S/ DAKSHESH PATEL	Director and CFO (Principal Financial and Accounting Officer)	November 16, 2022
Dakshesh Patel

/S/ DERRICK RANDALL	Director	November 16, 2022
Derrick Randall