Form 10-Q/A
period 2022-06-30
TINGO, INC.
filed 2022-11-16
CIK 1648365

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

EXPLANATORY NOTE

In examining the revenue recognition policies for Tingo, Inc. (the “Company”), the Company has revised its accounting treatment of asset classifications and costs associated with the operating leases for its mobile phone devices. While this revision did not affect the Company’s gross revenue or net income for the periods presented, it did reallocate prepayments for the devices to property, plant, and equipment, and reallocated costs associated with the devices from cost of sales to depreciation expense.

In view of the changes noted above, this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2022 (“Amended 10-Q”) supersedes and replaces in its entirety the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 22, 2022 (“Original Filing”).

This Amended 10-Q does not reflect events occurring after the Original Filing except as noted above. Except for the information concerning the change in accounting treatment for the items described above, this Amended 10-Q continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

TINGO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$104,137,120	$128,367,605
Accounts receivable, net	318,743,740	364,308,399
Inventory	33,913	129,823
Total Current Assets	422,914,773	492,805,827

Non-Current Assets
Property, plant and equipment, net	984,922,420	1,198,883,019
Intangible assets, net	1,096,571	1,670,924
Total non-current assets	986,018,991	1,200,553,943
Total Assets	$1,408,933,764	$1,693,359,770

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$101,328,836	$755,885,193
Deferred income - current portion	298,262,348	221,215,018
Value added tax - current portion	23,340,039	17,162,192
Income tax payable	87,962,365	100,606,352
Advances from related party	89,216,821	—
Note payable - short term	3,049,945	—
Total current liabilities	603,160,354	1,094,868,755

Non-current liabilities
Deferred Tax	4,337,147	2,171,039
Total non- current liabilities	4,337,147	2,171,039

Total Liabilities	607,497,501	1,097,039,794

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 and 1,205,016,211 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,227,516	1,205,016
Common stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	65,000	65,000
Additional paid-in-capital	419,181,135	330,703,635
Retained earnings	521,298,398	416,095,565
Deferred stock compensation	(53,633,818)	(66,357,804)
Translation reserve	(86,701,968)	(85,391,436)
Total Stockholders’ Equity	801,436,263	596,319,976
Total Liabilities and Stockholders’ Equity	$1,408,933,764	$1,693,359,770

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$268,684,899	$100,731,394	$525,742,418	$145,969,519
Cost of Sales	(3,114,854)	(47,481,689)	(5,614,694)	(49,993,630)
Gross Profit	265,570,045	53,249,705	520,127,724	95,975,889

Operating expenses
Payroll and related expenses	20,329,684	773,918	39,570,896	1,464,614
Distribution expenses	288,774	6,245	509,961	110,818
Professional fees	12,821,414	307,681	68,490,826	623,115
Bank fees and charges	360,373	173,201	996,420	236,025
Depreciation and amortization	106,876,493	721,339	213,617,432	1,461,955
General and administrative expenses - other	2,869,859	260,346	3,708,772	449,513
Bad debt expenses	57	—	47,455	—
Total Operating Expenses	143,546,654	2,242,730	326,941,762	4,346,040

Income from Operations	122,023,391	51,006,975	193,185,962	91,629,849

Other Income (Expenses)
Other income	137,938	79,767	323,736	139,488
Interest expense	(23,726)	—	(23,726)	—
Total Other Income	114,212	79,767	300,010	139,488

Income before tax	122,137,603	51,086,742	193,485,972	91,769,337

Taxation	(49,584,310)	(16,347,757)	(88,283,139)	(29,366,188)

Net Income	$72,553,293	$34,738,985	$105,202,833	$62,403,149

Other Comprehensive Income (loss)
Translation Adjustment	(970,419)	(22,507,442)	(1,310,532)	(33,316,682)

Total Comprehensive Income	$71,582,874	$12,231,543	$103,892,301	$29,086,467

Earnings per share - Basic and Diluted	$0.06	$0.01	$0.09	$0.03

Weighted Average number of common shares outstanding
Basic and diluted	1,221,262,021	1,028,000,000	1,221,082,509	1,028,000,000

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued on Next Page)

Six Months ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Issuance of shares for incentive compensation plan – consultants	14,500,000	14,500	—	—	66,485,500	(66,500,000)	—	—	—

Issuance of shares for incentive compensation plan - employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	101,223,986	—	—	101,223,986

Net income for the six months ended June 30, 2022	—	—	—	—	—	—	105,202,833	—	105,202,833

Foreign Currency Translation Adjustment	—	—	—	—	—		—	(1,310,532)	(1,310,532)

Balances as of June 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,298,398	$(86,701,968)	$801,436,263

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

Three Months ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of March 31, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$385,693,635	$(49,318,303)	$448,745,105	$(85,731,549)	$700,668,904

Issuance of shares for incentive compensation plan – consultants	4,500,000	4,500	—	—	11,495,500	11,500,000	—	—	—

Issuance of shares for incentive compensation plan - employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	29,184,485	—	—	29,184,485

Net income for the three months ended June 30, 2022	—	—	—	—	—	—	72,535,293	—	72,535,293

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(970,419)	(970,419)

Balances as of June 30, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,280,398	$(86,701,968)	$801,436,263

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

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from operating activities
Net Income	$105,202,833	$62,403,149
Adjustments to reconcile net income to cash (used in) provided by operating activities
Depreciation and amortization	213,617,432	1,461,954
Shares issued to outside parties	66,500,000	—
Shares issued under employee incentive plan	22,000,000	—
Deferred compensation	12,723,986	—
Increase/Decrease related to
Inventories	95,910	(194,696)
Trade and other receivables	45,564,659	(732,493,104)
Prepayments	—	(744,367,280)
Accounts payable and accruals	(654,556,357)	1,442,127,470
Deferred income	77,047,330	—
Value added tax	6,177,847	(20,493,802)
Income tax payable	(10,477,879)	23,221,668
Net Cash (used in) provided by operating activities	(116,104,239)	31,665,359

Cash Flows from financing activities
Proceeds from related party	89,216,821	—
Proceeds from notes payable	3,049,945	—
Net Cash provided by financing activities	92,266,766	—

Translation Adjustment	(393,012)	(15,362,143)

Net change in cash and cash equivalents	(24,230,485)	16,303,216

Cash and cash equivalents, beginning of the year	128,367,605	28,202,869

Cash and cash equivalents, end of the period	$104,137,120	$44,506,085

Supplemental Cash flow information
Cash paid for period for:
Income taxes	$100,262,236	$—
Interest	$4,000	$—

Non-cash disclosures
Shares issued under incentive plan - employees	$22,000,000	$—
Shares issued to outside parties for services	$66,500,000	$—

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

(3)Change in Accounting Treatment

As disclosed in the Company’s Current Report on Form 8-K filed on June 15, 2022, in preparation for the planned merger described in Note 2 above, the Company reviewed and considered its accounting treatment of its Acquisition of Tingo Mobile on August 15, 2021. Based on this review, the Company elected to modify its accounting treatment of the Acquisition as a reverse acquisition of the Company by Tingo Mobile instead of as a forward acquisition of Tingo Mobile by the Company as had been previously presented.

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

Distributable Earnings— The components that make up distributable earnings (accumulated retained earnings) on the Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021

Net Income (Loss) for period	$105,202,833	$(39,026,340)
Acquisition of Company’s Former Business (IWeb)	—	(3,316,865)
Retained earnings	416,095,565	458,538,770

Retained Earnings	$521,298,398	$416,095,565

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

Deferred Income— We reflect the full value of the 12-month revenues due in accordance with our mobile leasing contracts. We recognize leasing revenue from these contracts over the 12-month term.  We do not allocate the costs of our mobile phones against these revenues as a cost of sales, but instead recognize depreciation expense ratably on a straight-line basis over the estimated 3-year useful life of the devices.

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

Our revenue is principally comprised of lease payments for smartphone devices, and fees for services and financial technology solutions.We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. All mobile leasing contracts have fixed terms.

Sources

The Company has the following revenue sources:

●Mobile Leasing – customers enter a 12-month contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to recognize lease revenue ratably during the term.  We do not asses a cost of sales associated with such lease revenue, but instead depreciate our mobile devices ratably on a straight-line basis over their estimated useful life of 36 months.
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

(8)Inventory

Inventory on hand consisted of the following:

	June 30, 2022	December 31, 2021
Spare parts	$33,913	$129,823

Total Inventory	$33,913	$129,823

(9)Accounts and Other Receivables

	June 30, 2022	December 31, 2021

Trade and other receivable gross	$318,749,400	$364,350,175
Allowance for expected credit loss	(5,660)	(42,065)
	318,743,740	364,308,110
Directors current account	—	289
	$318,743,740	$364,308,399

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 3-year smartphone leasing contract which our customers entered during 2021. The release and delivery of new phones in accordance with our two new lease contracts with our cooperative customers that took place in May and August of 2021, each of which were renewed in May and August of 2022. The balances reflect the remaining balance outstanding as of June 30, 2022 and December 31, 2021. The December 31,2021 balances also include balance due from one off sales completed in November 2021. This outstanding balance was fully repaid in January 2022. The previous lease contracts expired in May 2020. The delay in renewal of new contracts in 2021 was due to the impact of Covid 19 and resultant delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2023 and July 2023 respectively. The Company had approximately 9.3 million subscribers for this service as of June 30, 2022 and December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $57 during the quarter ended June 30, 2022 and $47,455 for the six months ended June 30,2022. The allowance for credit loss for the six months ended June 30, 2022 was $5,660 and was $42,065 for the year ended December 31, 2021.

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

(10)  Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE	MOBILE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	DEVICES	Total
	$	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	1,219,411,221	1,461,743,324
ADDITIONS	—	—	—	—	—	—	—	—	—
Forex translation difference	(36,687)	(132,549)	(866)	(250)	(276)	(42,182)	(798,076)	—	(1,010,886)
June 30, 2022	8,758,008	31,642,075	206,844	59,759	65,866	10,069,903	190,518,762	1,219,411,221	1,460,732,438

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,092,916	—	244,290,317	262,860,305
CHARGED FOR THE YEAR	—	810,705	13,412	3,222	1,135	4,486	9,545,848	202,688,055	213,048,863
Forex translation difference	—	(36,128)	(556)	(180)	(264)	(42,112)	(19,910)	—	(99,150)
June 30, 2022	—	9,021,036	139,363	44,486	63,533	10,055,290	9,525,938	446,978,372	475,810,018

NET BOOK VALUE
December 31, 2021	8,794,695	23,510,165	81,202	18,565	3,480	19,169	191,316,838	975,120,904	1,198,883,019
June 30, 2022	8,758,008	22,621,040	67,480	15,273	2,333	14,613	180,992,824	772,432,849	984,922,420

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

Plant and equipment consist of prototypes, mobile devices leased to our customers, software, furniture and equipment, which are depreciated on a straight-line basis over their expected useful lives.

Estimated useful lives
(years)
Buildings	20
Motor Vehicles	5
Furniture & Fittings	5
Office Equipment	5
Plant & Machinery	4
Mobile Devices	3
Site Installations	20

Site Installations relates to the capitalization of the Company’s investment in rural fibre network and equipment. Depreciation on these assets commenced from January 1, 2022.

The total depreciation charge for the six months ended June 30, 2022 and June 30, 2021 was $202,688,055 and $865,930

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

Deferred Income—The balance represents to gross income due over the term of the 3-year phone leasing cycle. Monthly releases to revenue will be conducted in line with our revenue recognition policy and will reduce to $0 by April 2024 and July 2024 accordingly. The table below provides the aging of the balances between current and non-current liabilities as follows:

	June 30, 2022	December 31, 2021
Due within one year	$298,262,348	$221,215,018
Over one year	—	—
Total Deferred income	298,262,348	221,215,018

Deferred income - current portion	298,262,348	221,215,018
Deferred income - non-current portion	—	—
Total Deferred income	$298,262,348	$221,215,018

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable:

	June 30, 2022	December 31, 2021
Due within one year	$23,340,039	$17,162,192
Over one year	—	—
Total Value added tax	23,340,039	17,162,192

Value added tax - current portion	23,340,039	17,162,192
Value added tax - non-current portion	—	—
Total Value added tax	$23,340,039	$91,793,817

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K and any amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Quarterly Report, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Quarterly Report include statements as to:

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

Results of Operations

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

The Company’s consolidated results from operations for the three months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Three Months Ended
		% of		% of
(in Thousands)	June 30, 2022	Revenue	June 30, 2021	Revenue
Revenue	$268,685	—	$100,731	—
Operating Expense	(146,662)	54.58%	(49,724)	49.36%
Operating Income	122,023	45.42%	51,007	50.64%

Other Income, net	114	—	80	—
Income before taxes	122,138	45.46%	51,087	50.72%
Income tax(1)	(49,584)		(16,348)
Income from continuing operations	72,553	27.00%	34,739	34.49%
Net Income	$72,553	27.00%	$34,739	34.49%

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

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

The Company’s consolidated results from operations for the six months ended June 30, 2022 and June 30, 2021 are summarized as follows:

	Six Months Ended
		% of		% of
(in Thousands)	June 30, 2022	Revenue	June 30, 2021	Revenue
Revenue	$525,742	—	$145,970	—
Operating Expense	(332,556)	63.25%	(54,340)	37.23%
Operating Income	193,186	36.74%	91,630	62.77%

Other Income, net	300	—	139	—
Income before taxes	193,468	36.80%	91,769	62.87%
Income tax (current period)(1)	(88,283)		(29,366)
Income from continuing operations	105,203	20.01%	62,403	42.75%
Net Income	$105,203	20.01%	$62,403	42.75%

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

Mobile leasing revenues continue to be in line with expectations of the one-year leasing contract and has been slightly impacted by the declining exchange rate.

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

Cost of Sales

Three Months Ended June 30, 2022 and 2021

The following table sets forth the cost of sales for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021

Commission to Cooperatives and Agents	$2,992,488	$2,046,256
Cost of Mobile Phones	122,366	45,435,433

Total cost of sales	$3,114,854	$47,481,689

Six Months Ended June 30, 2022 and 2021

The following table sets forth the cost of sales for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Commission to Cooperatives and Agents	$5,492,328	$4,558,197
Cost of Resold Mobile Phones	122,366	45,435,433

Total cost of sales	$5,614,694	$49,993,630

The Company’s cost of sales for the three and six months ended June 30, 2022 was $3.1 million and $5.6 million, respectively, as compared to $47.5 million and $50.0 million for the three and six months ended June 30, 2021, respectively. The lower cost of sales in the first half of 2022 was due to no bulk sales of mobile phones during those periods.

Cost of sales consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of Resold Mobile Phones – from time to time, we will sell our branded phones in one-off bulk sale transactions. In such cases, we allocate the costs of manufacture and delivery against the sales price of the phones.

Selling, General & Administrative Expenses

Three Months Ended June 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended
	June 30, 2022	June 30, 2021

Payroll and related expenses	$20,329,684	$773,918
Distribution expenses	288,774	6,245
Professional fees	12,821,414	307,681
Bank fees and charges	360,373	173,201
Depreciation and amortization	106,876,493	721,339
General and administrative – other	2,887,859	260,346
Bad debt expenses	57	—

Selling, General and Administrative Expenses	$143,546,654	$2,242,730

Six Months Ended June 30, 2022 and 2021

The following table sets forth selling, general and administrative expenses for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Payroll and related expenses	$39,570,896	$1,464,614
Distribution expenses	509,961	110,818
Professional fees	68,490,826	623,115
Bank fees and charges	996,420	236,025
Depreciation and amortization	213,617,432	1,461,955
General and administrative – other	3,726,772	449,513
Bad debt expenses	47,455	—
Selling, General and Administrative Expenses	$326,941,762	$4,346,040

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

Item 1A. Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K, including any amendments (“10-K”).  As the business of the Company and its subsidiaries continues to develop and as we progress toward completion of the merger, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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

Readers should carefully consider these risks and all other information contained in our 10-K, including the Company’s financial statements and the related notes thereto. The risks and uncertainties described in our 10-K, and throughout this 10-Q are not the only ones facing the Company.

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

Dated: November 16, 2022

TINGO, INC.

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer