Form 10-Q/A
period 2022-03-31
TINGO, INC.
filed 2022-11-17
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Further, as disclosed in the Registrant’s Current Report on Form 8-K filed on August 24, 2022, the Company is revising its accounting treatment relating to the expensing of restricted stock awards (“Stock Awards”) granted pursuant to the Company’s 2021 Equity Incentive Plan adopted on October 12, 2021 (“Incentive Plan”). Most of the Stock Awards granted under the Incentive Plan are subject to time-based vesting requirements of up to two years. Accounting Standards Codification 718 – Compensation-Stock Compensation (“ASC 718”) requires that all Stock Awards which are subject to time-based vesting requirements should be ratably expensed over the vesting period based on the fair value of the Stock Award on the grant date, instead of being fully-expensed. Such treatment should be applied without regard as to whether the recipient is an employee, director, or contractor.

In the Company’s Quarterly Report on Form 10-Q filed on May 16, 2022 (“Original Filing”), as well as in the Company’s Amendment No. 1 to the Quarterly Report on Form 10-Q/A filed by the Company on July 21, 2022 (collectively, with the Original Filing, the “Previous Filings”), the Company’s Stock Awards to non-employees were all fully-expensed, even though some of these Stock Awards were subject to time-based vesting requirements. As a result, stock-based expenses for the Company were overstated for the first quarter of 2022 in the Previous Filings.

This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A (“Amended 10-Q”) now ratably allocates expenses associated with time-based vested Stock Awards for all Incentive Plan participants during their respective vesting periods. In this Amended 10-Q, the proper allocation of these non-cash expenses in accordance with ASC 718 has resulted in an increased net profit for the quarter as compared to the Previous Filings.

Accordingly, this Amended 10-Q supersedes and replaces in their entirety the Previous Filings.

This Amended 10-Q does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information concerning the Acquisition and accounting treatment of the Stock Awards, this Amended 10-Q continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

TINGO, INC.

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Consolidated Financial Statements

TINGO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$25,346,663	$128,367,605
Accounts receivable, net	94,791,681	364,308,399
Inventory	103,218	129,823
Total Current Assets	120,241,562	492,805,827

Non-Current Assets
Property, plant and equipment, net	1,090,955,701	1,198,883,019
Intangible assets, net	1,376,942	1,670,924
Total non-current assets	1,092,332,643	1,200,553,943
Total Assets	$1,212,574,205	$1,693,359,770

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$272,883,402	$755,885,193
Deferred income - current portion	89,285,248	221,215,018
Value added tax - current portion	6,953,424	17,162,192
Income tax payable	138,456,513	100,606,352
Total current liabilities	507,578,587	1,094,868,755

Non-current liabilities
Deferred Tax	4,326,714	2,171,039
Total non- current liabilities	4,326,714	2,171,039

Total Liabilities	511,905,301	1,097,039,794

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,215,016,211 and 1,205,016,211 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,215,016	1,205,016
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	65,000	65,000
Additional paid-in-capital	385,693,635	330,703,635
Retained earnings	448,745,105	416,095,565
Deferred stock compensation	(49,318,303)	(66,357,804)
Translation reserve	(85,731,549)	(85,391,436)
Total Stockholders’ Equity	700,668,904	596,319,976
Total Liabilities and Stockholders’ Equity	$1,212,574,205	$1,693,359,770

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the 3 Months ended	For the 3 Months ended
	March 31, 2022	March 31, 2021
Revenues	$257,057,519	$45,238,125
Cost of sales	(2,499,840)	(2,511,941)
Gross Profit	254,557,679	42,726,184

Operating Expenses
Payroll and related expenses	19,241,212	690,696
Distribution expenses	221,187	104,573
Professional fees	55,669,412	315,434
Bank fees and charges	636,047	62,824
Depreciation and amortization	106,740,939	740,616
General and administrative expenses - other	838,913	189,167
Bad debt expenses	47,398	—
Total Operating Expenses	183,395,108	2,103,310

Income from Operations	71,162,571	40,622,874

Other Income (Expenses)
Other income	185,798	59,721
Total Other Income	185,798	59,721

Income before tax	71,348,369	40,682,595

Taxation	(38,698,829)	(13,018,431)

Net Income	$32,649,540	$27,664,164

Other Comprehensive Loss
Translation Adjustment	(340,113)	(10,809,240)

Total Comprehensive Income	$32,309,427	$16,854,924

Earnings per share - Basic and Diluted	$0.03	$0.02

Weighted Average number of common shares outstanding
Basic and diluted	1,214,793,989	1,028,000,000

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

TINGO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(Continued from Previous Page)

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity

Balance as of January 1, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Shares issued for incentive compensation plan – consultants	10,000,000	10,000	—	—	54,990,000	(55,000,000)	—	—	—

Vesting of Deferred Stock Compensation	—	—	—	—	—	72,039,501	—	—	72,039,501

Net Income for the quarter ended March 31, 2022	—	—	—	—	—	—	32,649,540	—	32,649,540

Foreign Currency Translation Adjustment	—	—	—	—	—	—	—	(340,113)	(340,113)

Balance as of March 31, 2022	1,215,016,211	$1,215,016	65,000,000	$65,000	$385,693,635	$(49,318,303)	$448,745,105	$(85,731,549)	$700,668,904

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from operating activities
Net Income	$32,649,540	$27,664,164
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization	106,740,939	760,566
Stock issued for services	55,000,000	—
Deferred compensation	17,039,500	—
Increase/Decrease related to
Inventories	26,605	(34)
Trade and other receivables	269,516,718	5,127,574
Accounts payable and accruals	(483,001,791)	(40,915)
Deferred income	(131,929,770)	—
Value added tax	(10,208,768)	(20,493,802)
Taxes payable	40,005,836	13,454,347
Net Cash provided by (used in) operating activities	(104,161,191)	26,471,900

Translation Adjustment	(4,994,945)	216,035

Net change in cash and cash equivalents	(109,156,136)	26,687,935

Cash and cash equivalents, beginning of the period	128,367,605	28,202,869

Cash and cash equivalents, end of the period	$25,346,663	$54,890,804

Supplemental Cash flow information
Cash paid for period for:
Interest	$—	$—

Non-cash disclosures
Stock issued for services	$55,000,000	$—

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

Tingo aims to be Africa’s leading Agri-Fintech player that transforms rural farming communities by enabling growers to connect through our proprietary platform to meet their complete needs from inputs, agronomy, off take and marketplace which delivers sustainable income in an impactful way. Additional information about the Company can be obtained from our website at www.tingoinc.com. Our website, however, does not constitute a part of this Amended 10-Q.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”)

Our results of operations for the quarter ended March 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2022.

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

As part of the adjustment, the Company recorded the following corrections to the prior accounting treatment on the balance sheet:

Goodwill	$(3,694,107,417)
Capitalized Acquisition Costs	$(111,360,000)
Additional Paid in Capital	$4,170,398,452
Accumulated Surplus	$(397,390,240)
Translation Reserve	$32,459,205

(3)	Significant Accounting Policies

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

Retained Earnings—The components that make up distributable earnings (accumulated undistributed surplus) on the Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021

Net income (loss) for the period	$32,649,540	$(39,026,340)
Acquisition of Former Business of the Company (IWeb)	—	(3,316,865)
Retained earnings	416,095,565	458,438,770

Retained Earnings	$448,745,105	$416,095,565

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

The reconciliation of income tax benefit of our parent company at the U.S. statutory rate of 25.0% for quarter and year ended March 31, 2022 and December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

	March 31, 2022	Percent	December 31, 2021	Percent
Federal statutory rates	$18,009,875	25.0%	$65,199,716	25.0%
Valuation allowance against net deferred tax assets	(18,009,875)	(25.0)%	(65,199,719)	(25.0)%
Effective Tax	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets on an unconsolidated basis for the quarter and year ended March 31, 2022 and December 31, 2021, respectively, are as follows:

	March 31, 2022	December 31, 2021

Beginning of period	$—	$—
Net Operating Loss Carryforward (unconsolidated)	83,209,591	65,199,716
Valuation Allowance	(83,209,591)	(65,199,716)
Net Deferred Tax Assets	$—	$—

The income of a foreign subsidiary is not necessarily subject to U.S. tax, provided the income is from the active conduct of a trade or business within the non-U.S. jurisdiction. However, earnings of the foreign subsidiary, to the extent reinvested in the U.S. or distributed to the U.S. parent as a dividend, may be subject to U.S. tax. In addition, the Internal Revenue Code requires that transfer pricing between a U.S. parent and a foreign subsidiary be made on an arms’ length basis. Tingo Mobile, our sole operating subsidiary, did not issue any dividends during the years ended December 31, 2021 and 2020, or the quarter ended March 31, 2022.

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

Subject to any such disallowances pursuant to Code Section 162(m), as of March 31, 2022, the Company has approximately $83.2 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

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

Deferred Income—The Company reflects the full value of the 12-month revenues due in accordance with our mobile leasing contracts. We recognize leasing revenue from these contracts on a ratable basis over the 12-month term. We do not allocate the costs of our mobile phones against these revenues as a cost of sales, but instead recognize depreciation expense ratably on a straight-line basis over the estimated 3-year useful life of the devices.

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

(4)Share-Based Compensation

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first three months of 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 118,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense and professional fees of $16.7 million and $55.1 million, respectively, for the three months ended March 31, 2022. As of March 31, 2022, total compensation expense to be recognized in future periods is $49.3 million. The weighted average period over which this expense is expected to be recognized is 1.5 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	10,000,000	$5.50
Shares Vested	19,739,167	$3.65
Shares Forfeited	—	—
Unvested shares outstanding, March 31, 2022	27,211,666	$1.81

(5)	Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations with regard to its leasing contracts are satisfied over time in the case of our mobile phone leases, and at a point in time in the case of our agri-fintech services, typically upon delivery.

Our revenue is comprised of lease payments for our smartphone devices, and fees for services and financial technology solutions. We offer service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts have fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements). We have elected to record revenue net of taxes collected from our customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.

Sources

The Company has the following principal revenue sources:

●	Mobile Leasing – customers enter a 12-month contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to recognize lease revenue ratably during the term. We do not assess a cost of sales associated with such lease revenue, but instead depreciate our mobile devices ratably on a straight-line basis over their estimated useful life of 36 months.
●	Call and Data Services – our customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.

●	Nwassa services – this is our Agri-Fintech platform powered by the smartphones leased on a 12-month term as described above, known as ‘device as a service’. Revenue is recognized based on fixed percentage of the value of the transaction on the following basis when transactions are executed as follows:
●	Agri- Marketplace – percentage of the value of produce trade on Nwassa
●	Mobile airtime top up – fixed percentage of value of top-up
●	Utilities – fixed percentage of value of transaction
●	Mobile Insurance – fixed fee recognized monthly based on contract
●	Financial Services (Loans and related services) – fixed referral fee as completed

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

(7)	Inventory

Inventory on hand consisted of the following:

	March 31, 2022	December 31, 2021
Spare parts	$103,218	$129,823

Total Inventory	$103,218	$129,823

(8)	Accounts Receivable

	March 31, 2022	December 31, 2021
Accounts receivable gross	$94,840,775	$364,350,175
Allowance for expected credit loss	(49,094)	(42,065)
	94,791,681	364,308,110
Directors current account	-	289
Total Accounts Receivable, net	$94,791,681	$364,308,399

Accounts Receivable—This amount consists almost exclusively of trade receivables relating to our 1-year smartphone leasing contract we entered into with our customers during 2021. The release and delivery of new phones in accordance with the new phone contracts took place in May 2021 and August 2021, respectively. The balances reflect the remaining balance outstanding as at March 31, 2022 and December 31, 2021. The previous lease contracts expired in May 2020. The delay in renewal of new contracts was due to impact of Covid 19 and delays in recommencement of our supply chains as a consequence. The new phone leasing contracts will expire in April 2022 and July 2022 respectively. The company had approximately 9.3 million subscribers for this service as of March 31, 2022 and December 31, 2021. The Company has successfully renewed its previous contract that expired in May 2020 without any attrition in the number of subscribers. We view this as significant, given the gap of a year due to the Covid-19 pandemic that affected our supply chain in 2020 and the early part of 2021. We believe it is a clear demonstration of our ability to maintain subscriber loyalty and reflection of affordability at the price point we offer our subscribers over the three-year leasing period. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. We recognized bad debt expense of $47,398 during the quarter ended March 31, 2022 and $99,247 relating to our receivables in 2021. The allowance for credit loss for the quarter ended March 31, 2022 was $49,094 and was $42,065 for the year ended December 31, 2021.

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

(9)Property, Plant & Equipment

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE	MOBILE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	DEVICES	Total
	$	$	$	$	$	$	$	$	$
COST
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	1,219,411,221	1,461,743,323
Additions	—	—	—	—	—	—	—	—	-
Forex translation difference	(57,754)	(208,661)	(1,363)	(394)	(434)	(66,405)	(1,256,362)	—	(1,591,373)
March 31, 2022	8,736,941	31,565,963	206,346	59,615	65,708	10,045,680	190,060,476	1,219,441,221	1,460,151,950

DEPRECIATION
December 31, 2021	—	8,246,459	126,507	41,444	62,662	10,074,915	—	244,290,317	262,860,304
Charged for the period	—	395,874	6,698	1,609	567	2,240	4,767,165	101,282,845	106,456,998
Forex translation difference	—	(55,571)	(853)	(278)	(414)	(48,286)	(15,651)	—	(121,053)
March 31, 2022	—	8,604,762	132,352	42,775	62,815	10,028,869	4,751,514	345,573,162	369,196,249

NET BOOK VALUE
December 31, 2021	8,794,695	23,510,165	81,202	18,565	3,480	37,170	191,316,838	975,120,904	1,198,883,019
March 31, 2022	8,736,941	22,961,201	73,994	16,840	2,893	16,811	185,308,962	873,838,059	1,090,955,701

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

Site Installations relates to the capitalization of the Company’s investment in rural fiber network and equipment. Previously, it was classified as Work in Progress and the works were completed as of December 31, 2021. Depreciation on these assets commenced on January 1, 2022.

The total depreciation charge for the quarters ended March 31, 2022 and March 31, 2021 was $106,456,998 and $450,719, respectively.

(10)	Intangible Assets and Work-in- Progress

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the three months ended March 31, 2022. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the three months ended March 31, 2022, the Company incurred capitalized costs of $ 0 and charged $283,941 in amortization costs for this period. For the year ended December 31, 2021, the Company incurred capitalized expenses of $0 and charged $1,187,042 in amortization expenses for this period.

Cost
January 1, 2022	$6,193,507
Additions	—
Forex translation difference	(904,770)
March 31, 2022	5,288,737

Amortization
January 1, 2022	4,026,671
Charge for the period	283,941
Forex translation difference	(398,817)
March 31, 2022	3,911,795

Carrying Amount	$1,376,942

(11)	Liquidity and Financing Arrangements

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

(12)	Current and Non-Current Liabilities

Accounts Payable and Accruals

	March 31, 2022	December 31, 2021
Trade payables	$273,013,297	$755,758,199
Accrued compensation	1,947,820	—
Other payables	(129,895)	126,994
Total Accounts Payable and Accruals	$272,883,402	$755,885,193

Trade Payables—This represents the balance due to our Smartphone suppliers at March 31, 2022 and December 31, 2021.

Deferred Income—The balance represents to gross income due over the term of the 12-month phone leasing cycle. Monthly releases to revenue will be conducted in line with the Company’s revenue recognition policy and will reduce to $0 by April 2022 and July 2022 accordingly. The table below provides the aging of the balances between current and non-current liabilities as follows:

	March 31, 2022	December 31, 2021
Due within one year	$89,285,248	$221,215,018
Over one year	—	—
Total Deferred income	89,285,248	221,215,018

Deferred income - current portion	89,285,248	221,215,018
Deferred income - non-current portion	—	—
Total Deferred income	$89,285,248	$221,215,018

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income. The table below shows the aging of when such liabilities will become due and payable:

	March 31, 2022	December 31, 2021
Due within one year	$6,953,424	$17,162,192
Over one year	—	—
Total Value added tax	6,953,424	17,162,192

Value added tax - current portion	6,953,424	17,162,192
Value added tax - non-current portion	—	—
Total Value added tax	$6,953,424	$17,162,192

(13)	Taxation and Deferred Tax

The provision for income tax consists of the following components for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Income tax	$38,698,829	$12,533,548
Deferred tax	—	—
Education tax	—	835,570
Current Tax	$38,698,829	$13,018,431

The significant components of the tax liabilities as of March 31, 2022 and December 2021 are summarized below:

Current Tax Liabilities	March 31, 2022	December 31, 2021
Beginning of period	$100,606,352	$110,544,689
Charge for the period	38,698,829	104,802,090
	139,305,181	215,346,779
Paid during the period	—	(105,889,143)
Forex translation difference	(848,668)	(8,851,284)

Total Current Tax Liabilities	$138,456,513	$100,606,352

The significant components of the deferred tax liabilities as of March 31, 2022 and December 31, 2021 are summarized below:

Deferred Tax	March 31, 2022	December 31, 2021
Beginning of period	$2,171,039	$2,360,004
Change for the period	2,147,290	—
Forex translation difference	8,385	(188,965)
Total Deferred Tax Liabilities	$4,326,714	$2,171,039

(14)	Commitments and Contingencies

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

Purchase Commitments—Our principal purchase commitment consists of our agreement with our smartphone manufacturer, wherein we have two years to make full payment, but are otherwise not obligated to make any specified minimum payment during the interim. We nevertheless periodically make payments out of operating cash from time to time during the payment term and, at March 31, 2022, we had future commitments of approximately $271.1 million remaining under this agreement. Other than customary software licenses, we had no other significant purchase commitments, or commitments for capital expenditures, as of such date.

Contingencies

Generally—Estimated losses from contingencies are accrued by a charge to earnings when information available prior to the issuance of the financial statements indicates that it is likely that a future event will confirm that an asset has been impaired or a liability incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. As March 31, 2022 and December 31, 2021, we have not assessed any charges against earnings for contingencies.

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

(17)	Legal Proceedings

While we were not subject to any legal proceedings during the quarter ended March 31, 2022, from time to time, the Company or one or more of its subsidiaries may become a party to certain proceedings incidental to the normal course of our business. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Amended 10-Q and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K and any subsequent amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Amended 10-Q, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this Amended 10-Q should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this Amended 10-Q include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Amended 10-Q, please see the discussion in “Item 1A. Risk Factors” in our 10-K. In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this Amended 10-Q concerning the coronavirus pandemic and the economic impact of the coronavirus on the Company and our operations. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Amended 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this Amended 10-Q is filed with the SEC.

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

Results of Operations

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

The Company’s consolidated results from operations for the three months ended March 31, 2022 and March 31, 2021 are summarized as follows:

	Three Months Ended
(In Thousands)		% of		% of
	March 31, 2022	Revenue	March 31, 2021	Revenue
Revenue	$257,058	—	$45,238	—
Operating Expense	(185,895)	72.32%	(4,615)	10.20%
Operating Income	71,163	27.68%	40,623	89.80%

Other Income, net	186	—	60	—
Income before taxes	71,349	27.76%	40,682	89.93%
Income tax expense	(38,699)		(13,018)
Net Income	$32,650	12.70%	$27,664	61.15%

Tingo’s operating income for the three months ended March 31, 2022 was $71.2 million as compared to $40.6 million during the three months ended March 31, 2021, an increase of $30.6 million, or 75.4%. Excluding costs during the quarter associated with awards made under our 2021 Equity Incentive Plan, Tingo’s operating income for the three months ended March 31, 2022 was $143.2 million. The substantial increase in revenue and operating income is largely due to renewal of the mobile leasing activity that commenced in May 2021, as well as significantly positive growth of revenue mix in the higher margin business in Nwassa, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal costs as compared to our sales and leasing business. With increased adoption rates and growth in our subscriber base, as Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly. Nwassa generates net margins over 90%. This is reflective in the growth of Tingo’s Net Income (excluding costs associated with stock awards made under our 2021 Equity Incentive Plan) which grew by 278.0% to $104.7 million for the three months ended March 31, 2022 compared to $27.7 million for the three months ended March 31, 2021.

Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021

Mobile Phone leasing	$121,773,857	$—
Services- Mobile calls & data	13,726,612	13,576,878

NWASSA revenue	151,557,050	31,661,247
Airtime	3,425,518	2,035,539
Brokerage on loans	4,120,651	565,275
Insurance	6,595,200	—
Trading on agricultural produce	62,198,505	15,100,452
Utility	45,217,176	13,959,981

Total Revenue	$257,057,519	$45,238,125

Generally. We generated total revenue of $257.1 million during the quarter ended March 31, 2022 compared to $45.2 million during the quarter ended March 31, 2021, an over five-fold increase. In addition to recognizing leasing and service revenue from our mobile phones during the first quarter of 2022, we also experienced sharp growth in the utilization of our Nwassa agri-fintech platform as compared to the first quarter of 2021. Comparing successive quarters of Q4 2021 and Q1 2022, excluding one off-sales of mobile phones amounting to $301.0 million in the fourth quarter of 2021, total revenue for the Company increased substantially from from $215.5 million in the fourth quarter of 2021 to $257.1 million in the first quarter of 2022, an increase of $41.6 million, or 19.3%. Our Nwassa Agri-Fintech platform delivered a strong growth in revenue, increasing from $77.9 million in the fourth quarter of 2021 to $121.5 million in the first quarter 2022, a significant increase of 56.0% quarter-on-quarter. The principal reasons for the increases during the first quarter of 2022 as compared to the first quarter and fourth quarter of 2021 were as follows:

●	The increased use of our Nwassa agri-fintech services by our subscribers, which saw an increase of $89.8 million in revenue for the first quarter of 2022 as compared to the first quarter of 2021. This represents a net growth of 283.6% for the comparable period. Our strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform. Given the fees we earn through these services, we estimate that the Company processed approximately $2.9 billion in transaction volume for our subscribers during the first quarter of 2022 (fourth quarter of 2021 estimate - $1.8 billion).
●	The Agri-marketplace that enables farmers to trade their farm produce delivered over 400% growth in revenue during the first quarter of 2022 as compared to the first quarter of 2021. Agri-trading revenues for the first quarter of 2022 were $62.2 million, as compared to $15.1 million during the first quarter of 2021 and $29.4 million during the fourth quarter of 2021.
●	Utility top-ups on Nwassa saw revenues increase to $45.2 million for the first quarter 2022 as compared to $13.9 million in the first quarter of 2021 and $37.4 million during the fourth quarter 2021. This represents a growth rate of 325% on a year-over-year basis, and a 20.8% growth rate as compared to the fourth quarter of 2021.
●	The significant growth in Nwassa revenues is in line with our strategy to expand our Agri-Fintech business as our core focus with the access to mobile devices as an enabler to assure access and connectivity to our Nwassa platform.
●	The decline in the Naira -USD exchange rate from March 31, 2021 to March 31, 2022 has been mitigated by the significant organic growth of both volume and margins on our agri-fintech trading business.

Mobile leasing revenues continue to be in line with expectations of our one-year leasing contract and have been slightly impacted by the declining exchange rate.

Leasing revenue is recognized over 12 months in equal instalments from the date of sign up of the contract. Inasmuch as our lease agreements did not commence until later in 2021, we had $0 in leasing revenue during the quarter ended March 31, 2021 as compared to $121.8 million for the quarter ended March 31, 2022. Nwassa, our Agri-Fintech platform, generated 47.3% of total Company revenue during the three months ended March 31, 2022 compared to 70.0% of total revenue for the three months ended March 31, 2021. The substantially higher relative contribution of Nwassa to overall revenue in the first quarter of 2021 was merely due to the absence of leasing revenue during that period. By comparison, our agri-fintech revenue for the three months ended December 31, 2021 was 15.1%. Examining quarter-on-quarter growth more closely, the level of growth in our Nwassa Agri-Fintech platform recorded significant increased activity in the number of farmers trading on our Agri-Marketplace for the three months ended March 31, 2022 as compared to the three months ended December 31, 2021.

Utility top-up activity levels more than tripled during the first quarter of 2022 as compared to the first quarter of 2021, and were also up 38% as compared to the fourth quarter of 2021. We believe that the strong performance of the Agri-fintech side of our business is a clear demonstration of the maturity and adoption of the Nwassa platform by a higher percentage of our ‘Device as a Service’ customer base, powered through farmers’ cooperatives. The level of loan brokerage increased by over 700% for the first quarter of 2022 as compared to the first quarter of 2021 and over 270% as compared to the fourth quarter of 2021. We noted that at least 30% of the non-leasing customer base who purchased our mobile phones in November 2021 registered for access to the Nwassa platform to manage airtime and utility payments. This is significant, inasmuch as we view this as a demonstration of our successful campaigns we ran to register customers who bought a phone via a third cooperative with which we contracted in November 2021.

However, we believe that it is important to understand that the provision of smartphones is the means to drive a higher level of access to our Nwassa Agri-Fintech platform, to enable our customers to participate in our Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions. Typical fees and commissions on these services can be up to 4.0%. Insurance revenue is fixed at $0.24 per device per month. Our focus on providing an affordable mobile device is core to the delivery of our fintech services and we call that ‘Device as a Service’ model. The richness of our Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities. The agri-marketplace we have created provides our customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ - a key area of focus for us as part of our investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the Nwassa platform.

Cost of Revenues

The following table sets forth the cost of revenues for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Commission to Cooperatives and Agents	$2,499,840	$2,511,941

Total cost of revenues	$2,499,840	$2,511,941

The Company’s cost of revenues for the three months ended March 31, 2022 and 2021 was $2.5 million in each period. The Company does not expense the manufacturing cost of its leased phones, but instead records depreciation expense on a straight line basis over 36 months, which is the estimated useful life of the phones.

Cost of revenues consists of two key elements:

●	Commissions to Cooperatives and Agents - the Company has over 17,000 agents that support the rollout of our services through Cooperatives and an independent agency network of rural farmers and women.
●	Cost of Resold Mobile Phones – from time to time, we will sell our branded phones in one-off transactions. In such cases, we allocate the costs of manufacture and delivery against the sales price of the phones.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021

Payroll and related expenses	$19,241,212	$690,696
Distribution expenses	221,187	104,573
Professional fees	55,669,412	315,434
Bank fees and charges	636,047	62,824
Depreciation and amortization	106,740,939	740,616
General and administrative - other	838,913	189,167
Bad debt expenses	47,398	—

Selling, General and Administrative Expenses	$183,395,108	$2,103,310

Prior year expenses mainly relate to general and administrative expenses only. Our acquisition of Tingo Mobile and the attendant expenses to maintain our status as a public reporting company has substantially increased these costs. In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants. This resulted in stock-based compensation expense for staff and directors of $17.0 million for the quarter ended March 31, 2022. In addition, stock-based payments constituting professional fees were $55.0 million. Eliminating non-cash expenditures such as compensation expense and professional fees relating to these stock awards, the Company had profit before tax of approximately $143.3 million on a consolidated basis during the first quarter of 2022. A detailed breakdown of other costs included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement. A substantial part of these costs relate to Tingo Mobile’s operations in Nigeria.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021 and the first quarter of 2022, the Tingo Compensation Committee granted awards under the Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 118,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded stock-based compensation expense and professional fees of $72.0 million in the aggregate for the three months ended March 31, 2022. The weighted average period over which this expense is expected to be recognized is 1.5 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2022	36,950,833	$1.80
Shares Granted	10,000,000	$5.50
Shares Vested	19,739,167	$3.65
Shares Forfeited	—	—
Unvested shares outstanding, March 31, 2022	27,211,666	$1.81

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

Indebtedness: The Company had no financial debt as at March 31, 2022 or December 31, 2021.

We expect our cash on hand, proceeds received from our assets and operations, cash flow from operations will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months. There can be no assurance that we will continue to generate cash flows at or above current levels or that we will be able to raise additional financing to support our parent company’s operating and compliance expenditures.

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

Off Balance Sheet Arrangements

None.

Dividends

On November 10, 2021, our Board adopted a Dividend Policy for the Company. The Policy provides a process that the Board will undertake when approving quarterly, annual, and special dividends for the Company including, but not limited to, various financial criteria and macroeconomic factors, as well as certain financial and economic factors specific to the Company. In the case of quarterly dividends, within ninety (90) calendar days following the end of each fiscal year, the Board will determine the dividend payment, if any, that will be made to holders of the Company’s capital stock. Such dividend will generally be expressed as a cash amount equal to a percentage of the Company’s consolidated after-tax net income for such prior fiscal year, and will be divided into fourths, with one-fourth of the amount payable each quarter. As of March 31, 2022, the Company has not paid any dividends in its history.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and CFO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2022 and (ii) our internal control over financial reporting was not effective as of March 31, 2022, inasmuch as we have recharacterized the acquisition of Tingo Mobile as a reverse acquisition under applicable accounting rules and, in accordance with ASC 718, have modified our expensing of share-based compensation in order to ratably expense non-employee stock awards that are subject to a time-based vesting.

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

Item 1A. Risk Factors

In connection with our acquisition of Tingo Mobile and as a public company focused on the agri-fintech sector, we are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K and any subsequent amendments thereto (“10-K”). As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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