Form 10-K
period 2022-12-31
TINGO, INC.
filed 2023-04-26
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 333-205835

TINGO, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11650 South State Street, Suite 240, Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

43 West 23rd Street, 2nd Floor, New York, NY 10010
(former address, if changed since last report)

Registrant’s telephone number, including area code: (385) 463-8168

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

Approximate aggregate market value of common stock held by non-affiliates of the registrant: $237,239,649 computed on the basis of $0.79 per share, the closing price of the registrant’s common stock on OTC Markets on June 30, 2022. For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding as of March 15, 2023.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). ☐

Portions of the Proxy Statement for the registrant’s 2023 Annual Shareholder’s meeting are incorporated by reference in Parts II and III.

PART I

Item 1. Business

Tingo, Inc. (“we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”).  If we convert all of the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile.  Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile, including the discussion of Risk Factors below, as a pending subsidiary of the Company.

Prior to our sale of Tingo Mobile, the Company, together with its operating subsidiary, was an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 1, 2022, the date of our sale of Tingo Mobile, we had approximately 9.3 million subscribers using our mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Tingo Mobile’s system provides real-time pricing, straight from the farms, eliminating middlemen. The customers of Tingo Mobile users pay for produce bought using available pricing on Tingo Mobile’s platform. Its platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Tingo Mobile’s platform has created an escrow solution that secures the buyer, funds are not released to its members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to its members.

Although Tingo Mobile has a large retail subscriber base, it is essentially a business-to-business-to-consumer (B2B2C) business model. Each of Tingo Mobile’s subscribers is a member of one of two large farmers’ cooperatives with whom it has a contractual relationship and which relationship facilitates the distribution of its branded smartphones into various rural communities of member farmers. And it is through its phones and its proprietary applications imbedded therein where Tingo Mobile is are able to distribute its wider array of agri-fintech services and generate the diverse revenue streams as described in more detail in this report.

Our principal office is located at 11650 South State Street, Suite 240, Draper, UT 84020, and the telephone number is +1-385-463-8168. Our corporate website is located at www.tingoinc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on OTC Markets under the ticker symbol “TMNA”.

Sale of Tingo Mobile

Overview.  On December 1, 2022, we sold Tingo Mobile, our sole operating subsidiary, to Tingo Group, Inc. (formerly known as MICT, Inc.), a Delaware corporation whose common shares are traded on the Nasdaq Capital Market under the symbol ‘TIO’.  The sale was accomplished via a multi-phase forward triangular merger.  Under the terms of the Merger Agreement we entered into with TIO and representatives of each of the shareholders of Tingo and TIO, we contributed our ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”).  We then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subsidiary of TIO also incorporated in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by TIO as a third-tier subsidiary (hereinafter, the “Merger”).

Consideration Received.  As consideration for the Merger, we received the following:

•

Common and Preferred Stock.  At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).

•

Undertaking to Pay Certain Liabilities of the Company.  Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger.  As of December 31, 2022, the amount due to us pursuant to this undertaking was approximately $3.7 million.  This amount is set forth below in our audited financial statements as ‘Due from Related Party’ under Note 10 – Loans and Other Amounts Receivable.

Structure.  Immediately following the Merger, our ownership interest in TIO and TIO’s ownership of Tingo Mobile was as shown in the following diagram (other subsidiaries of TIO not shown):

Key Terms of Series A Preferred Stock. Upon the approval of TIO’s stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger. If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by TIO in exchange for Tingo receiving 27.0% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO as shown in the diagram above (“TGH”).  TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Key Terms of Series B Preferred Stock.  Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $666,666,667 in cash or, (y) a 33.0% ownership interest in TGH.

Temporary Investment Company Status.  Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds ‘investment securities’ (as defined under the 1940 Act) that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act,  unless an exemption therefrom is applicable.  One such requirement of the 1940 Act includes determining the fair value of equity

securities held by the issuer instead of consolidating the underlying operations of such equity holdings.   Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period.  Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company.  Moreover, inasmuch as the Company expects to effect a conversion of the Series A Preferred Stock and the Series B Preferred Stock no later than June 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company.

Competition

In Nigeria and other countries in which Tingo Mobile operates, Tingo Mobile competes with a large number of mobile phone carriers. Current competitors may seek to intensify their investments in those markets and also expand their businesses in new markets. Competitive pressure from current or future competitors or our failure to quickly and effectively adapt to a changing competitive landscape could adversely affect Tingo Mobile‘s growth. Current or future competitors may offer lower prices and enhanced features, and Tingo Mobile may be forced to lower its prices and upgrade its phones and network in order to maintain its market share.

With respect to Tingo Mobile’s payment services, it face competition from financial institutions with payment processing offerings, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which Tingo Mobile and its affiliates operate. We expect competition to intensify in the future as existing and new competitors may introduce new services or enhance existing services. New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services.

We believe that developing and maintaining awareness of the Tingo brand is critical to achieving widespread acceptance of the Tingo network and is an important element in attracting new users. Furthermore, we believe that the importance of brand recognition will increase as competition in Nigeria and other markets increase. Successful promotion of the Tingo brand will depend largely on the effectiveness of Tingo Mobile’s marketing efforts and its ability to ensure that the Tingo network remains reliable, and useful at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the Tingo brand. If Tingo Mobile fails to successfully promote and maintain its brand or incurs substantial expenses in an unsuccessful attempt to promote and maintain its brand, it may fail to attract new organizations to Tingo Mobile or to grow or maintain its telecommunications network.

If Tingo Mobile fails to compete effectively, it may lose existing users and fail to attract new users, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Transfer and Disbursing Agent

We employ Securities Transfer Corporation as our transfer agent to record transfers of our shares, maintain proxy records and to process distributions. The principal business office of our transfer agent is 2901 N. Dallas Parkway, Plano, TX 75093.

Certifications

Certifications by our Chief Executive Officer and Chief Financial Officer have been filed as exhibits to this annual report on Form 10-K as required by the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002.

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

Among the factors that could cause our actual results to differ materially from what we project or are anticipating are the following:

●	our ability to extract benefits from the sale of Tingo Mobile to TIO;
●	whether or not we are successful in converting our TIO preferred stock and taking a controlling interest in TIO;
●	once we convert our TIO preferred stock, our ability to operate Tingo Mobile as a controlled subsidiary;
●	our future financial performance, including our revenue, cost of revenue, and operating expenses;
●	our ability to maintain the security and availability of our network;
●	our ability to maintain, protect, and enhance our intellectual property;
●	our ability to comply with modified or new laws and regulations applying to our business;
●	the attraction and retention of qualified employees and key personnel;
●	our anticipated investments in sales and marketing and research and development;
●	the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
●	our ability to successfully defend litigation brought against us; and
●	the increased expenses associated with being a public company.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report. We further caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 1A. Risk Factors

An investment in our securities involves certain risks relating to our structure and investment objectives. The risks and uncertainties described below are not the only ones facing Tingo. You should carefully consider these risks, together with all of the other information included in this 10-K, including our financial statements and the related notes thereto.

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

Risks Related to the Sale of Tingo Mobile and Receipt of TIO Stock

We may not be able to realize a benefit from the sale of Tingo Mobile to TIO.

Our sale of Tingo Mobile was intended to enhance its growth prospects and allow it to expand internationally, with greater access to growth capital via TIO’s capital markets exposure as a Nasdaq-traded entity.  In addition, the sale was also intended to leverage Tingo Mobile’s proprietary technologies with those of TIO to create best-in-class financial platforms, products and services in a fully integrated fintech and agri-fintech service offering.  The integration of the businesses of Tingo Mobile and TIO, as they relate to agri-fintech services, is expected to take time, and is subject to a number of risks and uncertainties.  Because our financial interest in Tingo Mobile is now solely as a result of our shareholding in TIO, we are dependent upon the market to appropriately value the efforts of TIO to expand and enhance the value of Tingo Mobile.  Consequently, if the market does not ascribe value to these efforts, our shareholding in TIO may decrease in value and we may therefore not realize a benefit from the sale of Tingo Mobile.

We cannot guarantee that we will be able to convert our shares of TIO preferred stock.

As described above under Sale of Tingo Mobile, the conversion of our holding of TIO Series B Preferred Stock into TIO common stock requires the approval of the TIO shareholders, as well as the approval by Nasdaq of a change of control of TIO.  If we do not receive TIO shareholder approval, or Nasdaq does not approve the change of control of TIO, we may not convert our shares of TIO Series B Preferred Stock and will, therefore, not control TIO and its subsidiaries, which includes Tingo Mobile.  Instead of such conversion, we may require TIO to redeem our Series B Preferred Stock for (i) $666,666,667 in cash, or, in lieu thereof and at our option, (ii) receive a 33.0% ownership interest in TGH, the holding company of Tingo Mobile.  If we are not able to convert our TIO Series B Preferred Stock, we may not avail the Company of the benefits of controlling TIO and its future direction and corporate strategy.

If we redeem our TIO preferred stock, TIO may not have the resources to pay the redemption price.

As described above under Sale of Tingo Mobile, if we are unable to convert our TIO Series B Preferred Stock by June 30, 2023, we may require TIO to redeem these shares for $666,666,667 in cash.  If, at the time of such redemption, TIO does not have the cash resources to satisfy the redemption payment, we could seek to enforce our rights as a creditor of TIO, which enforcement may include a collection action against TIO and its assets.  Any such action could be costly and time consuming, and TIO could raise various defenses to our attempts to collect and foreclose against its assets, which in turn could divert resources of the Company away from other endeavors which could have a material adverse effect on the Company, its results of operations, and financial condition.

We may not distribute our shareholding in TIO to our shareholders.

Unless and until we are able to develop or acquire other lines of business, our shareholding in TIO represents our principal asset.  We are considering various alternatives, including the possible distribution of our share interest in TIO to our shareholders, after payment of our then outstanding obligations to creditors.  Nevertheless, we may continue to hold these shares for the indefinite future.  We may also determine to sell some or all of our position in TIO in exchange for cash or other consideration.  Further, we may retain the proceeds of any such sale or distribute some or all of these proceeds to our shareholders.  Our management has the discretion as to whether or not we will sell or exchange some or all of our position in TIO, and our board has the discretion as to whether or not we will distribute cash or shares of TIO to our shareholders as a dividend.  In addition, a distribution of TIO shares to our shareholders may be taxable to them, and may be also be taxable to the Company.  Moreover, a distribution of TIO shares would be complex and, because it would constitute a public offering of securities, would require us and/or TIO to file a registration statement with the U.S. Securities and Exchange Commission to register these shares.  You should not acquire shares of the Company if you have an expectation that, at any time in the near future, the Company will distribute shares of TIO to you as a dividend or otherwise transfer shares of TIO to you.

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

Governments in Africa frequently intervene in the economies of their respective countries and occasionally make significant changes in policy and regulations. Governmental actions have often involved, among other measures, nationalizations and expropriations, price controls, currency devaluations, mandatory increases on wages and employee benefits, capital controls and limits on imports. Our business, financial condition and results of operations may be adversely affected by changes in government policies or regulations, including such factors as exchange rates and exchange control policies, inflation control policies, price control policies, consumer protection policies, import duties and restrictions, liquidity of domestic capital and lending markets, electricity rationing, tax policies, including tax increases and retroactive tax claims, and other political, diplomatic, social and economic developments in or affecting the countries where we operate. For example, the Central Bank of Nigeria requires domestic companies to obtain a certificate to obtain foreign exchange for operation in other countries. There can be no assurance that we will be successful in obtaining these certificates. Any failure to obtain the required certificates could impact Tingo Mobile’s ability to utilize corporate funds in Nigeria for business purposes outside of Nigeria, or adversely affect the exchange rate at which such foreign exchange could be obtained.

In the future, the level of intervention by the Nigerian Centra Bank may continue to increase. These or other measures could have a material adverse effect on Tingo Mobile’s business, financial condition, results of operations and prospects.

Our business may be materially and adversely affected by an economic slowdown in any region of Africa.

While we believe that economic conditions in Africa will improve, poverty in Africa will decline and the purchasing power of African consumers will increase in the long term, there can be no assurance that these expected developments will actually materialize. The development of African economies, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, political uncertainty, employment levels, inflation or deflation, real disposable income, poverty rates, wealth distribution, interest rates, taxation, currency exchange rates and weather conditions. For example, a collapse in oil prices in early 2016 placed pressure on Nigeria’s currency, causing a currency shortage and threatening substantial inflation. Consumer spending declined in the face of significant price increases. As Tingo Mobile’s operations in Nigeria generate the substantial majority of its revenues than affiliated operations in any other country, adverse economic developments in Nigeria could have a much more significant impact on its results than a similar downturn in other countries.

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

Many of the markets in which we operate or intend to operate suffer from a high incidence in violent crime and terrorism, which may harm our business. Violent crime has the potential to interfere with our delivery and fulfilment operations.

Further, the terrorist attacks of Boko Haram have created considerable economic instability in north-eastern Nigeria for nearly a decade. Although it is difficult to quantify the economic effect of Boko Haram’s terrorist activities, countless markets, shops, and schools have been temporarily or permanently closed over the years out of fear of coordinated attacks. In some of the areas most devastated by terrorism, commercial banks have chosen to remain open for only three hours per day. Many Nigerians have also chosen to migrate from the north to the south, or out of the country altogether. If Boko Haram’s terrorist activities were to spread throughout Nigeria, the increasing violence could have material adverse effects on the Nigerian economy. Recently there have been nationwide protests resulting in deaths of demonstrators in clashes with the armed forces in Nigeria calling for the ban of a police unit, the Special Anti- Robbery Squad, which demonstrations have continued after the squad was disbanded as broader protests against police brutality and corrupt government. A terrorist attack in Nairobi in January 2019 by Somalia-based militant group al-Shabab drew increased attention to the risks of destabilization in Kenya. An increase in violent crime or terrorism in any region of Africa may interfere with transportation activities and discourage economic activity, weaken consumer confidence, diminish consumer purchasing power or cause harm to our sellers and consumers in other ways, any of which could have a material adverse effect on Tingo Mobile’s business, financial position, results of operations and prospects.

The operations of Tingo Mobile’s agricultural customer base in Nigeria may be affected by climate change.

The global climate is changing, and will continue to change, in ways that affect the planning and day to day operations of businesses, government agencies and other organizations. The manifestations of climate change include higher temperatures, altered rainfall patterns, and more frequent or intense extreme events such as heatwaves, drought, and storms. Nigeria is still practicing rain fed agriculture which renders agricultural operations there vulnerable to the adverse effects of climate change. Extreme events such as flooding, extreme heat and drought has led to soil degradation which has resulted in decreased agricultural production. These effects can impact agricultural operations in Nigeria and other African countries directly, as well as the personnel, physical assets, supply chain and marketing and distribution involved in those operations, and in turn adversely affect Tingo Mobile’s customer base.

Tingo Mobile is experiencing difficulties in obtaining foreign exchange for use in its operations outside of Nigeria and is dependent for those operations on financing providers not situated in Nigeria.

Tingo Mobile and other businesses in Nigeria generally are having difficulty sourcing foreign exchange through the Central Bank of Nigeria, which has restricted access to foreign exchange in an effort to support the local Naira currency. This has adversely affected our customers and the business community generally in Nigeria. As a result, it has been necessary for the Company to arrange financing outside of Nigeria for compliance, operations, and other expenses associated with our business in the United States and other locations outside of Nigeria. Nevertheless, if we are unsuccessful in raising capital or generated cash flow outside of Nigeria, the operations of our parent company, Tingo Inc., may be adversely affected.

Tingo Mobile's cash reserves are not diversified across a variety of financial institutions.

Tingo Mobile generates considerable cash flow from operations which it manages in conjunction with its primary deposit institution. Tingo Mobile has not, thus far, diversified its deposits among other financial institutions in Nigeria, and the amount that it has on hand vastly exceeds the maximum deposit insurance provided by the Nigeria Deposit Insurance Corporation. If Tingo Mobile’s primary deposit institution were to experience a liquidity shortage or an interruption in banking activity, it could be constrained from having access to its funds, and its operations could be materially adversely affected as a result.

Risks Related to Tingo Mobile’s Business and Industry Sectors in It Operates

Inflation may have an adverse effect on Tingo Mobile’s subscriber base.

Throughout 2020 and continuing through 2022, growing demand and supply chain disruption had resulted in increased prices of agricultural inputs, such as seeds and fertilizer, which in turn constrained growers’ ability to preserve margins on agricultural production, particularly for smaller farmers. Phosphate prices, for example, had increased approximately 139% from February 2020 to the end of 2021, while nitrogen had increased more than 80% during that period. The invasion of Ukraine by Russian armed forces in February 2022 has exacerbated inflationary pressure for these inputs, particularly inasmuch as Russia accounts for 13% of global production of potash, phosphate, and nitrogen and has been subjected to sweeping sanctions from western governments and the global financial system. Because of these input price pressures, our subscribers may find it more cost effective to produce at lower rates than historical levels, or abandon the current growing season entirely. Any diminution of growing activity by our subscriber base could also lead to lower activity on our Nwassa platform and lower revenue overall. We cannot guarantee you that Tingo Mobile’s subscriber base will not be adversely affected by inflationary pressures regarding agricultural inputs, or that Tingo Mobile’s financial condition or results of operations will not be adversely affected as a result.

Tingo Mobile faces competition, which may intensify.

In Nigeria, Tingo Mobile competes with a large number of mobile phone carriers. Current competitors, such as MTN, Airtel, Glo and 9 Mobile, being the four largest mobile networks, may seek to intensify their investments in those markets and also expand their businesses in new markets. Competitive pressure from current or future competitors or Tingo Mobile’s failure to quickly and effectively adapt to a changing competitive landscape could adversely affect its growth. Current or future competitors may offer lower prices and enhanced features, and Tingo Mobile may be forced to lower its prices and upgrade its phones and network in order to maintain its market share.

With respect to Tingo Mobile’s payment services, it faces competition from financial institutions with payment processing offerings, debit and credit card service providers, other offline payment options and other electronic payment system operators, in each of the markets in which Tingo Mobile and its affiliates operate. We expect competition to intensify in the future as existing and new competitors may introduce new services or enhance existing services. New entrants tied to established brands may engender greater user confidence in the safety and efficacy of their services. The expansion of mobile network operators and independent payment service providers may increase competition in the medium term.

If Tingo Mobile fails to compete effectively, it may lose existing users and fail to attract new users, which could have a material adverse effect on Tingo Mobile’s business, financial condition, results of operations and prospects.

If Tingo Mobile fails to maintain its brand cost-effectively, its ability to expand the number of users of the Tingo network will be impaired, its reputation may be harmed, and its business, results of operations, and financial condition may suffer.

We believe that developing and maintaining awareness of the Tingo brand is critical to achieving widespread acceptance of the Tingo network and is an important element in attracting new users. Furthermore, we believe that the importance of brand recognition will increase as competition in the markets in which Tingo Mobile and its affiliates increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to ensure that the Tingo network remains reliable, and useful at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses Tingo Mobile incurs in building its brand. If Tingo Mobile fails to successfully promote and maintain its brand or incurs substantial expenses in an unsuccessful attempt to promote and maintain its brand, it may fail to attract new organizations as customers or grow or maintain its telecommunications network.

Tingo Mobile may not be able to respond quickly enough to changes in technology and technological risks, and to develop and maintain its intellectual property.

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

Required licenses, permits or approvals may be difficult to obtain in the countries in which Tingo Mobile or its affiliates currently or intend to operate, and once obtained may be amended or revoked arbitrarily or may not be renewed.

Given Tingo Mobile’s diversified offering of services, it requires approvals and licenses from national, regional, and local governmental or regulatory authorities in the countries in which it currently operates. For example, Tingo Mobile may be required to obtain licenses to be able to continue offering or expand certain of its payment solutions, and there can be no assurance that we Tingo Mobile will obtain any such licenses in a timely manner or at all. Even if obtained, licenses are subject to review, interpretation, modification or termination by the relevant authorities. Any unfavorable interpretation or modification or any termination of a required license may significantly harm Tingo Mobile’s operations in the relevant country or may require Tingo Mobile to close down parts or all of its operations in the relevant country.

We can offer no assurance that the relevant authorities will not take any action that could materially and adversely affect these licenses, permits or approvals or Tingo Mobile’s ability to provide its telecommunications services.  Tingo Mobile may experience difficulties in obtaining or maintaining some of these licenses, approvals and permits, which may require Tingo Mobile to undertake significant efforts and incur additional expenses. If Tingo Mobile operates without a license, we could be subject to fines, criminal prosecution or other legal action. Any difficulties in obtaining or maintaining licenses, approvals or permits or the amendment or revocation thereof could have a material adverse effect on Tingo Mobile’s business, financial condition, results of operations and prospects.

We depend on our executive officers and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our executive officers and other key employees, and in particular on Dozy Mmobuosi, our founder and CEO, and senior management staff.  From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. While we have employment agreements with our executive officers or other key personnel that require them to continue to work for us it is not for any specified period and, therefore, they could terminate their employment with us at any time. The loss of one or more of our executive officers, especially our Chief Executive Officer, or key employees could harm our business. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our results of operations.

Historically, we have funded our operations and capital expenditures primarily through equity issuances and cash generated from our operations along with negotiating credit terms with suppliers that allows to effectively match revenues from customers with supplier payment terms. Although we currently anticipate that our existing cash and cash equivalents and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we will likely require additional financing, particularly during the interim period in which we are not in control of TIO.  Further, we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise equity financing to fund operations or on an opportunistic basis, our stockholders may experience significant dilution of their ownership interests. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions.

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

Our use of open-source software may pose particular risks to Tingo Mobile’s proprietary software and systems.

Tingo Mobile uses open-source software in its proprietary software and systems and intends to continue using open-source software in the future. The licenses applicable to our use of open-source software may require that source code that is developed using open-source software be made available to the public and that any modifications or derivative works to certain open-source software continue to be licensed under open-source licenses.

From time to time, Tingo Mobile may face claims from third parties claiming infringement of their intellectual property rights, or demanding the release or license of the open source software or derivative works that we developed using such software (which could include its proprietary source code) or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and could require Tingo Mobile to purchase a costly license, publicly release the affected portions of its source code, be limited in or cease using the implicated software unless and until Tingo Mobile can re-engineer such software to avoid infringement or change the use of, or remove, the implicated open source software.

In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non- infringement or functionality). Tingo Mobile’s use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach systems that rely on open source software.

Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned risk management and compliance structure may prove inadequate.

We have a group-wide risk management and compliance program that is aimed at preventing corruption, fraud and other criminal or other forms of non-compliance by our management, employees, consultants, agents and sellers. The controls we have adopted may prove to be insufficient to prevent or detect non-compliant conduct. Additionally, certain employees, consultants, agents or sellers may still engage in illegal practices or corruption to win business or to conspire in order to circumvent our compliance controls. Similarly, our risk management function may fail to identify, mitigate or manage relevant risk exposures. Any failure of our compliance structure to prevent or detect non- compliant activities could have a material adverse effect on our business, financial condition, results of operations and prospects.

We cannot guarantee that Tingo Mobile will continue to sustain profitability in the future.

Tingo Mobile and its affiliated companies operate an agri-fintech, agritech and agricultural marketplace business primarily in Nigeria and certain other African countries. Tingo Mobile supplies branded mobile phones as the means by which its subscriber base can access its agri-fintech solutions – ‘Device as a Service’ strategy. Tingo Mobile primarily generate revenue from sale and lease of its mobile phones, voice, internet, payment services and commissions from our agri-marketplace - Nwassa. There is no guarantee that Tingo Mobile will generate sufficient revenue in the future to operate profitably and maintain and grow its business. If Tingo Mobile cannot successfully generate revenue at a rate that exceeds the expenses associated with its business, it will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis and its revenue growth rate may decline. If Tingo Mobile fails to remain profitable, this could have a material adverse effect on its business, financial condition, results of operations and prospects.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Tingo Mobile leases office space located at 30 Queens Drive, Ikoyi, Lagos, Nigeria. This office has desk space for 300 people and is a 5-year lease.  We consider this arrangement to be a ‘low value lease’ and, accordingly, have not recognized a right of use asset or liability in our financial statements for the 11 months ended November 30, 2022 (the date prior to the Merger).  Inasmuch as we expect to regain control of Tingo Mobile later in 2023 as described under Sale of Tingo Mobile above, we expect again to recognize such monthly lease expenses on a consolidated basis.

In the United States, we are subleasing office space at 11650 South State Street in Draper, Utah on a month-to-month basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on OTC Markets under the symbol “TMNA”. We had an estimated 1,500 stockholders as of December 31, 2022, 971 of whom were registered holders. Registered holders do not include those stockholders whose stock has been issued in street name.

The following table reflects the high and low closing sales prices per share of our common stock on the OTC per share for each of the three years ended December 31, 2022, by quarter:

	2022				2021				2020
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$4.50	$2.49	$1.40	$1.15	$2.00	$2.00	$8.00	$4.80	$2.50	$2.00	$2.00	$2.50
Low	2.00	0.79	0.80	0.39	2.00	2.00	1.55	1.55	2.00	2.00	2.00	2.00

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Tingo, Inc. (“we,” “us,” “our,” “Tingo” or the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”).  If we convert all of the shares of Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile.  Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile, including the discussion of Risk Factors below, as a pending subsidiary of the Company.

Prior to our sale of Tingo Mobile, the Company, together with its operating subsidiary, was an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one stop shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 1, 2022, the date of our sale of Tingo Mobile, we had approximately 9.3 million subscribers using our mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Tingo Mobile’s system provides real-time pricing, straight from the farms, eliminating middlemen. The customers of Tingo Mobile users pay for produce bought using available pricing on Tingo Mobile’s platform. Its platform is paperless, verified and matched against a smart contract. Data is efficiently stored on the blockchain.

Tingo Mobile’s platform has created an escrow solution that secures the buyer, funds are not released to its members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to its members.

Although Tingo Mobile has a large retail subscriber base, it is essentially a business-to-business-to-consumer (B2B2C) business model. Each of Tingo Mobile’s subscribers is a member of one of two large farmers’ cooperatives with whom it has a contractual relationship and which relationship facilitates the distribution of its branded smartphones into various rural communities of member farmers. And it is through its phones and its proprietary applications imbedded therein where Tingo Mobile is are able to distribute its wider array of agri-fintech services and generate the diverse revenue streams as described in more detail in this report.

Our principal office is located at 11650 South State Street, Suite 240, Draper, UT 84020, and the telephone number is +1-385-463-8168. Our corporate website is located at www.tingoinc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Our shares are traded on OTC Markets under the ticker symbol “TMNA”.

Sale of Tingo Mobile

Overview. On December 1, 2022, we sold Tingo Mobile, our sole operating subsidiary, to Tingo Group, Inc. (formerly known as MICT, Inc.), a Delaware corporation whose common shares are traded on the Nasdaq Capital Market under the symbol ‘TIO’. The sale was accomplished via a multi-phase forward triangular merger. Under the terms of the Merger Agreement we entered into with TIO and representatives of each of the shareholders of Tingo and TIO, we contributed our ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”). We then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subsidiary of TIO also incorporated in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by TIO as a third-tier subsidiary (hereinafter, the “Merger”).

Consideration Received. As consideration for the Merger, we received the following:

●	Common and Preferred Stock. At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).
●	Undertaking to Pay Certain Liabilities of the Company. Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger. As of December 31, 2022, the amount due to us pursuant to this undertaking was approximately $3.7 million. This amount is set forth below in our audited financial statements as ‘Due from Related Party’ under Note 10 – Loans and Other Amounts Receivable.

Structure. Immediately following the Merger, our ownership interest in TIO and TIO’s ownership of Tingo Mobile was as shown in the following diagram (other subsidiaries of TIO not shown):

Key Terms of Series A Preferred Stock. Upon the approval of TIO’s stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger. If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by TIO in exchange for Tingo receiving 27% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO as shown in the diagram above (“TGH”). TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $666,666,667 in cash or, (y) a 33.0% ownership interest in TGH.

Temporary Investment Company Status. Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds ‘investment securities’ (as defined under the 1940 Act) that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act, unless an exemption therefrom is applicable. One such requirement of the 1940 Act includes determining the fair value of equity securities held by the issuer instead of consolidating the underlying operations of such equity holdings. Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period. Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company. Moreover, inasmuch as the Company expects to effect a conversion of the Series A Preferred Stock and the Series B Preferred Stock no later than June 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company.

Results of Operations

Use of Partial Year Results for Tingo Mobile

Because we sold Tingo Mobile, our sole operating subsidiary, on December 1, 2022, our consolidated revenues for 2022 reflect the results of Tingo Mobile for only eleven months instead of the full year. Nevertheless, we believe it instructive to show comparative growth from 2021 full year results to the eleven months ended November 30, 2022, as we believe it gives readers a better review of the overall trends in the operations and growth of Tingo Mobile in comparison to prior periods. In addition, as discussed under Sale of Tingo Mobile above, inasmuch as we expect to convert our holding of Series B Preferred Stock in TIO, and gain a controlling interest in TIO later in 2023, we expect to again consolidate the results of Tingo Mobile and its affiliates with those of the Company. Anticipated future results of Tingo Mobile and its affiliates are therefore, in our view, highly relevant to a discussion concerning the anticipated future results of the Company on a consolidated basis.

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021

The Company’s consolidated results from operations for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years Ended December 31,
(in Thousands)		% of		% of
	2022	Revenue	2021	Revenue
Revenue(1)	$989,217	—	$865,838	—
Operating Expense	(563,041)	56.92%	(800,479)	92.45%
Operating Income	426,176	43.08%	65,359	7.55%

Other Income (Expenses), net	204,716	20.69%	417	0.05%
Income before taxes	630,891	63.78%	65,776	7.60%
Income tax expense	(179,638)	18.16%	(104,802)	12.10%
Net Income (Loss)	$451,253	45.62%	$(39,026)	4.51%

(1)	Revenue total reflects eleven months ended November 30, 2022. 2021 revenue amounts represent full-year results.

Revenue

Generally. Total revenue for Tingo Mobile increased from $865.8 million in 2021 to $989.2 million for the 11 months ended November 30, 2022, an increase of $123.4 million or 14.3%. This followed an increase of $280.5 million, or 47.9%, in 2021 from revenue of $585.3 million in 2020. The increase in the partial year results of 2022 over the full year results of 2021 was principally due to the following:

●	The increased use of agri-fintech services by Tingo Mobile’s subscribers, which saw a record increase of approximately $281.0 million, or 141.5%, in revenue for Nwassa, its Agri-fintech platform for the 11 months ended November 30, 2022 as compared to the full year ended December 31, 2021. Tingo Mobile’s strategy of enabling rural communities with an affordable smartphone ‘device as a service’ has proved successful in increasing the volume of agri produce trading being conducted on the platform, where revenue has more than tripled over the full year 2021, with partial year 2022 revenue of $245.5 million (2021 - $80.7 million).
●	Loan brokerage fees increased over ten fold, growing from $2.3 million in the full year 2021 to $23.1 million for the 11 months ended November 30, 2022.
●	Affordable pricing of mobile device insurance saw a substantial increase in the number of customers that opted for this service, resulting in an increase of approximately 63.2% from 2021, to post revenue of $23.5 million for the 11 months ended November 30, 2022 (2021 full year: $14.4 million).
●	A significant number of customers see Nwassa as their chosen method to make payments for utilities. Tingo Mobile recorded a 91.3% growth in this revenue component in the 11 months ended November 30, 2022 ($174.3 million) over the full year 2021 ($91.1 million).
●	The significant growth in Nwassa revenue is in line with Tingo Mobile’s strategy to expand its Agri-Fintech business as its core focus, with the access to mobile devices as an enabler to assure access and connectivity to its Nwassa platform.
●	Mobile leasing revenue increased due to timing of the renewal of Tingo Mobile’s 12-month leasing contracts. The new contracts commenced in May 2022 and August 2022, renewing over 9.3 million existing subscribers, the majority of whom are active on the Nwassa platform.

Agri-Fintech. The Agri-Fintech component of Tingo Mobile’s business was introduced in 2020, and grew from $98.6 million, or 16.8% of total revenue in 2020, to $198.6 million, or 22.9% of total revenue in the year ended December 31, 2021.  In the 11 months ended November 30, 2022, Agri-Fintech revenue totaled $479.6 million, or 48.5% of total revenue.  This trend demonstrates the increased activity resulting from the adoption of the smartphone ‘Device as a Service’ strategy Tingo Mobile has implemented.

* Reflects 11 months ended November 30, 2022. Other columns represent full-year results.

The percentage growth in the various components of Tingo Mobile’s Nwassa revenue from the full year 2021 to the eleven months ended November 30, 2022 is shown in the following table:

NWASSA REVENUE

	2022*	2021	Pct. Increase
Airtime	$13,277,077	$10,129,247	31.1%
Brokerage on Loans	23,089,912	2,334,312	889.2%
Insurance	23,479,287	14,387,594	63.2%
Agricultural Produce Trading Fees	245,520,655	80,655,494	204.4%
Utility Payment Transaction Fees	174,262,000	91,132,027	91.2%

Total	$479,628,931	$198,638,674	141.5%

* Reflects 11 months ended November 30, 2022.  2021 amounts represent full-year results.

Mobile Sales and Leasing. Regarding mobile phone leasing contracts, Tingo Mobile’s new leasing cycles recommenced in May and August of 2021, concomitant with the commencement of leasing agreements with our two principal farmers’ cooperatives.  These leases expired after twelve months, and new twelve month leases were entered into during 2022.

In examining the financial model of Tingo Mobile and its affiliates, we believe it is important to understand that the provision of smartphones is the means to drive a higher level of access to Nwassa, its Agri-Fintech platform, to enable Tingo Mobile’s customers to participate in its Agri-marketplace, top up their airtime, pay for utilities, insure their mobile devices and access credit services through partner institutions. Typical fees and commissions on these services can be up to 4.0%. Insurance revenue is fixed at $0.24 per device per month. Tingo Mobile’s focus on providing an affordable mobile device is core to the delivery of its fintech services and its ‘Device as a Service’ model. The richness of Tingo Mobile’s Agri-Fintech service and related payment services deliver a very unique model of social upliftment and financial inclusion to rural communities. The agri-marketplace it has created provides its customers with an opportunity to market their fresh produce to reduce the ‘time to market’ and contribute towards our objectives to support the rural farming community with products and services that enable reduction in ‘post-harvest losses’ - a key area of focus for Tingo Mobile as part of its investment to deliver services through use of smartphones to drive tangible social upliftment through increased sales for such farmers using the Nwassa platform.

Cost of Revenue

The following table sets forth the cost of revenue for the eleven months ended November 30, 2022 and the full year ended December 31, 2021:

	11 Months Ended	Year Ended
	November 30, 2022	December 31, 2021

Commission to Cooperatives and Agents	$10,546,721	$9,378,916
Cost of Resold Mobile Phones	19,480,579	274,800,172
Total cost of revenue	$30,027,300	$284,179,088

Tingo Mobile’s cost of revenue for the 11 months ended November 30, 2022 was $30.0 million as compared to $284.2 million for the full year of 2021, a decrease of $254.2 million.  The principal reason for the difference between 2021 and the 11 months of 2022 was due to a large bulk sale of mobile phones in the fourth quarter of 2021.  Cost of revenue principally consists of obligations to Tingo Mobile’s manufacturer for its branded mobile phones that it resells, as well as the cost of providing agri-fintech services. With respect to Tingo Mobile’s leased phones, it does not recognize the cost of the phones as a cost of sales, but rather depreciates such cost on a straight line basis over the useful life of the devices, estimated at three years. Because overall cost of revenues also includes the cost of agri-fintech services, the trending decrease in cost of revenues as a percentage of overall revenue is inversely related to the proportional increase over time of revenue generation from higher margin agri-fintech services as described below. In other words, as Tingo Mobile expands its Nwassa platform and revenue streams associated therewith, we expect its overall cost of revenue, as a percentage of overall revenue, to decrease accordingly.

Cost of revenue consists of two key elements:

●	Commissions to Cooperatives and Agents - Tingo Mobile has over 20,000 agents that support the rollout of its services through its farmers’ cooperative partners and an independent agency network of rural farmers and women.
●	Cost of Resold Mobile Phones – Tingo Mobile matches the cost of mobile devices which it offers for resale to the costs it pays its manufacturer.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022 (1)	2021
Payroll and related expenses	65,924,664	72,990,188
Distribution expenses	1,173,395	985,801
Professional fees	70,565,512	192,842,115
Consulting fees	1,116,249	—
Depreciation and amortization	378,651,902	247,177,230
Bank fees and charges	1,535,795	926,256
General and administrative expenses – other	13,893,333	1,278,898
Bad debt expenses	153,227	99,247
Selling, General and Administrative Expenses	$533,014,079	$516,299,735
(1)	Because these amounts were incurred in Tingo Mobile, our operating subsidiary that we sold on December 1, 2022, the amounts shown for 2022 include the eleven months ended November 30, 2022.

As the lessor of branded phones to its cooperative customers, Tingo Mobile recognizes depreciation expense ratably over the three-year estimated useful life of these devices. Other than the foregoing, prior year expenses mainly relate to general and administrative expenses only. Our acquisition of Tingo Mobile in 2021 and the attendant expenses to maintain our status as a public reporting company has also substantially increased these expenses. In addition, in 2021, we adopted our 2021 Equity Incentive Plan which provided for, among other awards, shares of restricted stock to Plan participants. This resulted in stock-based compensation expense of $121.9 million for 2022 and $149.4 million for 2021.  Eliminating non-cash expenditures such as compensation expense relating to these stock awards, the Company had profit before tax of $678,406,397 during 2022 and $215.2 million on a consolidated basis during 2021. A detailed breakdown of other expenses included in Selling General and Administrative Expenses are contained in the Consolidated Profit and Loss Statement.  Also included under Professional Fees in 2021 is a finder’s fee paid in stock to third parties of $111.3 million in connection with the acquisition of Tingo Mobile during that year.

Gross Profit and Income from Operations

Gross profit for the 11-month period ended November 30, 2022 was $959.2 million as compared to $581.7 million for the full year of 2021, an increase of $377.5 million or 64.9%. The substantial increase in gross profit from 2021 to the partial year 2022 was consistent with prior year increases, where gross profit rose from $139.1 million in 2019 to $220.9 million in 2020 to $581.7 million in 2021. The increases from 2019 through November 30, 2022 were principally due to a significant increase in the revenue growth of our Nwassa agri-fintech platform, where we earn up to a 4.0% commission on various financial transactions and have relatively insignificant marginal expenses as compared to our sales and leasing business. With increased adoption rates and growth in our subscriber base, as

Nwassa becomes a progressively larger component of our aggregate revenue, we expect overall gross profit margins to increase accordingly.

This trend is evidenced by the increased level of income from operations Tingo Mobile has posted for the 11 months ended November 30, 2022 as compared to the full year of 2021. This illustrates the significant value of the increased mix of Nwassa revenues relative to mobile sales/leasing will have a significant impact on margins and profitability into the future.

Other Income

Other income was insignificant in 2022 and 2021. Given the manner in which Tingo Mobile bundles its services with branded phones, it does not typically incur a substantial amount of bad debt. Accordingly, we do not expect other income relating to the recovery of bad debts to be a significant revenue item in future periods.

2021 Equity Incentive Plan

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021, the Tingo Compensation Committee granted awards of restricted stock under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 108,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $121.9 million and $149.4 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total compensation expense to be recognized in future periods is $32.9 million. The weighted average period over which this expense is expected to be recognized is 0.7 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding as of January 1, 2022	36,950,833	$1.75
Shares granted	22,500,000	3.93
Shares vested	42,717,917	2.85
Shares forfeited	—	—
Unvested shares outstanding as of December 31, 2022	16,732,916	$1.97

Current Market Conditions

U.S. GDP increased at an annualized rate of 2.7% in the fourth quarter of 2022, compared to an annualized increase of 7.0% for the fourth quarter of 2021, and 3.2% for the third quarter of 2022.  Overall, GDP growth was 2.1% for all of 2022, as compared to 5.9% for all of 2021.  The slower GDP growth in 2022 was largely due to decreases in consumer spending, exports, and inventories.  The Conference Board is projecting negative growth for the first three quarters of 2023 and an overall projected increase of only 0.3% for the entire year, increasing to 1.6% in 2024. The Congressional Budget Office is predicting 0.1% GDP growth for 2023.

As of February 2023, the U.S. unemployment rate stood at 3.4%, the lowest since 1969. Most economists, however, do not project this level to continue, as recessionary headwinds and lower growth forecasts suggest an increase during the remainder of 2023. Moreover, the labor participation rate remains at approximately 62.5%, below the pre-pandemic high of 63.3% of February 2020. Most of the recent employment gains in 2022 were due to gains in the leisure and hospitality industry, healthcare, construction, and social assistance.

Consumer prices, which had largely been held in check during the pandemic, began to rise steadily beginning in the second half of 2021. By the third quarter of 2022, inflation had increased to an annualized rate of 8.3%, the highest in over four decades, before tapering in the fourth quarter and rounding out 2022 at 6.5% for the entire year. The slight downward trend has continued into January 2023, where the U.S. Bureau of Labor Statistics reported an annualized rate of 6.4%. (Sources: U.S. Bureau of Labor Statistics; Trading Economics).

With respect to food security and agricultural production, we expect that the focus of Tingo Mobile and its affilaites on providing market solutions for the agriculture sector will increase in importance as the world seeks viable food security solutions in alternate geographical areas such as Africa. With a significant and established presence with millions of rural farmers using NWASSA, we intend to develop and consider strategic growth plans and deepen our interest in agritech and outgrower programs (‘seed to offtake’). We also intend to make use of ‘Big Data’ to support improved productivity and expansion of Tingo Mobile’s agri-marketplace linked to impact driven agri-finance and insurance solutions to support the expected growth and focus on Africa. Interestingly, as the cost of agri-commodities increase in price and farmers trade on Nwassa, such activity will likely increase Tingo Mobile’s revenue as it earns a fixed percentage of all trade. Tingo Mobile and its affiliates are considering how it can extend its marketplace for both domestic and international markets and demand to respond in a positive and deliberate way to deliver solutions towards the acute concern around food security resulting from the crisis.

Liquidity and Capital Resources

Sources and Uses of Cash: Our principal sources of liquidity are our cash and cash equivalents, and cash generated from operations.  Once we are able to convert our Series B Preferred Stock and again consolidate the operations of Tingo Mobile, we expect that to be able to secure sufficient operating and working capital for our parent company activities for the next twelve months.

Cash on Hand. As of December 31, 2022, our cash and cash equivalents totaled $985 on a consolidated basis as compared to $128.4 million in cash and cash equivalents at December 31, 2021.

Cash Provided from (Used in) Operating Activities. Operating activities used approximately $46.1 million during the year ended December 31, 2022 as compared to cash generated of approximately $1.4 billion for the year ended December 31, 2021. The increase was primarily due to the increase in trade and other payables and deferred income for significant sales of mobile phones in Q4 of 2021.

Cash Provided from (Used in) Investing Activities. For the year ended December 31, 2022, our net cash used in investing activities was approximately $203.3 million, compared to net cash used in investing activities of approximately $1.2 billion for all of 2021.

Cash Provided from (Used in) Financing Activities. For the years ended December 31, 2022 and 2021, our net cash used in financing activities was zero.

Indebtedness: During 2022, we borrowed $23.7 million from TIO in a senior secured loan that matures in May 2024.  The Company had no financial debt as of December 31, 2021.

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

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 3, 2023, we settled litigation proceedings brought against the Company by ClearThink Capital, LLC (“ClearThink”).  Pursuant to the settlement agreement we executed with ClearThink, we paid ClearThink a cash payment of $300,000 and an undertaking to pay ClearThink, on the one-year anniversary of settlement, a combination of Company common stock and common stock of TIO held by the Company equal in value to $7.7 million.

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

24

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Tingo, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Tingo, Inc. (the Company), which comprise the balance sheet as of December 31, 2022 and 2021, respectively, and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, respectively, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition, Deferred Income, and Costs matching

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.  The Company offers customers the ability to purchase cellular phones directly, lease the phones on one-year terms, and purchase data and calls, as well as use of the NWASSA platform.  As part of these contracts, the Company records Revenue and Cost of sales, and has short term assets and liabilities recorded related to the cost of contracts and the deferred income and taxes receivable, respectively.

Significant judgment is exercised by the Company in determining the accounting policies related to these transactions, including the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as phone leases and purchase of data.
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Estimation of variable consideration when determining the amount of revenue to recognize (i.e., separate items on NWASSA platform)
●	Determination of costs and identification of amounts in the current period, ensuring the matching principle is specifically followed.

Given these factors, the related audit effort in evaluation management’s judgements in determining revenue recognition and cost recognition for the customer agreements was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
●	We selected a sample of customer agreements and performed the following procedures:
o	Obtained and read contract source documents for each selection, including master agreements, and other documents as needed.
o	Tested managements identification of significant terms for completeness, including the identification of distinct performance obligations and variable consideration.
o	Tested costs related to these revenues, ensuring amount recorded in the current period was in line with expectations.
●	We recalculated portion of deferred income, prepayments, and VAT receivable, ensuring proper classification on the financial statements.
●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
●	We tested the mathematical accuracy of managements calculations of revenue and the associated timing of revenue recognized and expenses recorded in the financial statements.

Treatment of sale of Tingo Mobile and Valuation of consideration received.

Critical Audit Matter Description

On December 1, 2022, the Company sold Tingo Mobile, its sole operating subsidiary, to Tingo Group, Inc. (TIO) via a multi-phase forward triangular merger.  Under the terms of the Merger Agreement, the Company entered into with TIO and representatives of each of the shareholders of TMNA and TIO, the company contributed its ownership of Tingo Mobile to a newly organized holding company incorporated Tingo BVI Sub.  TMNA then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subisidary of TIO, resulting in Tingo Mobile being wholly owned by TIO as a third-tier subsidiary.

As consideration for the Merger, TMNA received 25,783,675 shares of newly issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, as well as two series of convertible preferred shares – Series A Convertible Preferred Stock and Series B Convertible Preferred Stock.

Upon the approval of TIO’s stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger.  If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by TIO in exchange for TMNA receiving 27% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a subsidiary of TIO (“TGH”).  TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Upon approval by the Nasdaq of the change in control of TIO and upon approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger.  Giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock.  If such shareholder or Nasdaq approval is not obtained by June 30, 2023, TMNA will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at TMNA’s option: (x) $666,666,667 in cash or, (y) a 33.0% ownership interest in TGH.

Significant judgment is exercised by the Company in determining the accounting policies related to this multi-tiered transaction, including the following:

●	Determination of fair value of consideration received by the Company.
●	Calculation of the fair value of Tingo Mobile as of the date of the sale.
●	Calculation of gain on sale of Tingo Mobile based on the assessed value of the consideration received less the fair value as of the date of the sale.
●	Treatment of shares that can either be converted or obtained in cash, at the request of the company.

Given these factors, the related audit effort in evaluation management’s judgements in determining fair value of assets sold and consideration received was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s treatment of the Tingo Mobile transaction included the following:

●	We evaluated management’s significant accounting policies related to these, the valuation of assets and consideration for reasonableness.
●	We reviewed all merger agreements and determined that the significant consideration items were properly identified as part of the fair value of consideration calculations.
●	Recalculated company valuation and subsequent gain and loss on transaction calculation.
●	We compared the valuation to similar transactions, noting treatment was consistently applied by the Company as compared to other transactions.
●	We reviewed the makeup of the transaction to verify the action constituted a sale as of December 1, 2022.

Temporary Investment Company Status

Critical Audit Matter Description

Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds ‘investment securities’ (as defined under the 1940 Act) that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act, unless an exemption therefrom is applicable. One such requirement of the 1940 Act includes determining the fair value of equity securities held by the issuer instead of consolidating the underlying operations of such equity holdings. Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period. Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company. Moreover, inasmuch as the Company expects to affect a conversion of the Series A Preferred Stock and the Series B Preferred Stock no later than June 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company

Significant judgment is exercised by the Company in determining the accounting policies related to the company being treated as a temporary investment company, including the following:

●	Determination of the make-up of assets, including percentage of assets held in investments as compared to other assets.
●	Consideration of the requirements of the 1940 Act and related disclosures.
●	Consideration of reasonableness of intention to enter business other than that of an investment company.

Given these factors, the related audit effort in evaluation management’s judgements in determining fair value of assets sold and consideration received was extensive and required a high degree of auditor judgement.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's temporary Investment Company status included the following:

●	We evaluated management’s consideration of the 1940 Act and the effect it has on the Company as of December 31, 2022.
●	We examined the transaction related to Tingo Mobile and the reasonableness of the Company’s assessment they have expressed a bona fide interest in becoming more than an investment company.
●	We reviewed all disclosures related to the 1940 Act, ensuring the Company had properly accounted for all requirements of the 1940 Act.

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

Denver, Colorado
April 25, 2023 PCAOB #6778

TINGO, INC.

CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31,	November 30,	December 31,
	2022	2022	2021
Assets
Current Assets
Cash	$985	$313,517,384	$128,367,605
Accounts receivable, net	—	266,780,088	364,308,399
Inventory	—	—	129,823
Prepayments	—	118,007,512	—
Loans and other receivables - related parties	19,637,668	—	—
Total Current Assets	19,638,653	698,304,983	492,805,827

Non-Current Assets
Property, plant and equipment, net	—	844,781,913	1,198,883,019
Investment in securities	1,215,241,000	—	—
Intangible assets, net	—	583,165	1,670,924
Total Non-Current Assets	1,215,241,000	845,365,078	1,200,553,943
Total Assets	$1,234,879,653	$1,543,670,061	$1,693,359,770

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$4,286,181	$3,681,420	$755,885,193
Deferred revenue	—	246,718,170	221,215,018
Value added tax	—	19,528,843	17,162,192
Advances from related party	505,000	67,545,485	—
Notes payable	—	23,749,945	—
Notes payable – related parties	23,749,945	—	—
Income tax payable	—	173,315,658	100,606,352
Total Current Liabilities	28,541,126	534,539,521	1,094,868,755

Non-Current Liabilities
Deferred Tax	—	4,054,929	2,171,039
Total non- current liabilities	—	4,054,929	2,171,039

Total Liabilities	28,541,126	538,594,450	1,097,039,794

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 and 1,205,016,211 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	1,227,516	1,227,516	1,205,016
Common stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021.	65,000	65,000	65,000
Additional paid-in-capital	419,181,135	419,181,135	330,703,635
Retained earnings	867,348,554	674,191,786	416,095,565
Deferred stock compensation	(32,931,368)	(43,282,593)	(66,357,804)
Translation reserve	(48,552,310)	(46,307,233)	(85,391,436)
Total Stockholders’ Equity	1,206,338,527	1,005,075,610	596,319,976
Total Liabilities and Stockholders’ Equity	$1,234,879,653	$1,543,670,061	$1,693,359,770

The accompanying notes are an integral part of these consolidated financial statements

TINGO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Successor	Predecessor
	For the Period	For the Period
	December 1, 2022	January 1, 2022	For the Year
	through	through	Ended
	December 31, 2022	November 30, 2022	December 31, 2021
Revenue	$—	$989,216,887	$865,838,327
Cost of Revenue	—	(30,027,300)	(284,179,088)
Gross Profit	—	959,189,587	581,659,239

Operating Expenses
Payroll and related expenses	10,395,228	55,529,436	72,990,188
Distribution expenses	—	1,173,395	985,801
Professional and consulting fees	1,274,774	70,406,989	192,842,115
Bank fees and charges	—	1,539,090	926,256
Depreciation and amortization	—	378,651,902	247,177,230
General and administrative expenses - other	595,799	13,294,239	1,278,898
Bad debt expenses	—	153,227	99,247
Total Operating Expenses	12,265,801	520,748,280	516,299,735

Income From Operations	(12,265,801)	438,441,307	65,359,504

Other Income (Expense)
Gain on sale of subsidiary	203,279,860	—	—
Other income	—	1,774,234	360,818
Recovered debt	—	—	55,428
Interest expense	(102,370)	(236,011)	—
Total Other Income	203,177,490	1,538,223	416,246

Income Before Tax	190,911,689	439,979,530	65,775,750

Taxation	—	(179,638,232)	(104,802,090)

Net Income (Loss)	190,911,689	$260,341,298	$(39,026,340)

Other Comprehensive Income (Loss)
Translation Adjustment	—	39,084,203	(53,108,198)

Total Comprehensive Income (Loss)	190,911,689	$299,425,501	$(92,134,538)

Earnings per Share - Basic and Diluted	0.16	$0.24	$(0.09)

Weighted Average Number of Common Shares Outstanding
Basic and Diluted	1,227,516,211	1,224,029,684	1,071,260,595

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2021	1,028,000,000	$1,028,000	65,000,000	$65,000	$508,549	$—	$458,438,770	$(32,283,238)	$427,757,081

Net loss for the year ended December 31, 2021	—	—	—	—	—	—	(39,026,340)	—	(39,026,340)

Issuance of shares for acquisition of IWeb (former business)	40,306,211	40,306	—	—	3,175,130	—	(3,316,865)	(93,472)	(194,901)

Issuance of shares for services provided	27,840,000	27,840	—	—	111,332,160	—	—	—	111,360,000

Issuance of shares for incentive compensation plan – consultants	47,020,000	47,020	—	—	81,773,285	(81,820,305)	—	—	—

Issuance of shares for incentive compensation plan – directors, officers and employees	61,850,000	61,850	—	—	133,914,511	(133,976,361)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	149,438,862	—	—	149,438,862

Foreign currency translation adjustment	—	—	—	—	—	—	—	(53,014,726)	(53,014,726)

Balance as of December 31, 2021	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Net income for the year ended December 31, 2022	—	—	—	—	—	—	451,252,989	—	451,252,989

Issuance of shares for incentive compensation plan – consultants	14,500,000	14,500	—	—	66,485,500	(666,500,000)	—	—	—

Issuance of shares for incentive compensation plan – directors, officers and employees	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	121,926,436	—	—	121,926,436

Foreign currency translation adjustment	—	—	—	—	—	—	—	36,839,126	36,839,126

Balance as of December 31, 2022	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(32,931,368)	$867,348,554	$(48,552,310)	$1,206,338,527

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the Period	For the Period
	December 1, 2022	Janurary 1, 2022	For the Year
	through	through	Ended
	December 31, 2022	November 30, 2022	December 31, 2021
Cash Flows from operating activities
Net income (loss)	$190,911,689	$260,341,298	$(39,026,340)
Adjustments to reconcile net income (loss) to cash provided by (used in)operating activities
Depreciation and amortization	—	378,651,902	247,177,230
Bad debt expense	—	—	99,247
Stock issued for services	—	88,500,000	111,360,000
Deferred stock compensation	10,351,225	23,075,211	149,438,862
Increase/decrease related to
Inventories	—	129,823	(99,332)
Trade and other receivables	—	97,528,311	(122,453,864)
Prepayments and other current assets	(328,493,217)	(118,007,512)	—
Accounts payable and accruals	604,761	(752,203,773)	755,844,278
Deferred revenue	—	25,503,152	221,215,018
Value added tax	—	2,366,651	(3,331,610)
Income tax payable	—	74,593,196	32,815,793
Net cash provided (used) in operating activities	(126,625,542)	80,478,261	1,353,039,282

Cash flows from investing activities
Acquisition of IWeb	—	—	(194,901)
Acquisition of assets	—	—	(1,219,815,168)
Acquisition of intangibles	—	—	(573,915)
Gain on sale of subsidiary	(203,279,860)	(203,279,860)	—
Net cash used in investing activities	—	(203,279,860)	(1,220,583,984)

Cash flows from financing activities
Proceeds from notes payable – related parties	—	23,749,945	—
Advances from related party	16,371,000	67,545,485	—
Net cash provided by financing activities	—	91,295,430	—

Translation adjustment	18,002	13,376,089	(32,290,562)

Net change in cash and cash equivalents	(313,516,399)	185,149,779	100,164,736

Cash and cash equivalents, beginning of period	313,517,384	128,367,605	28,202,869

Cash and cash equivalents, end of period	985	$313,517,384	$128,367,605

Supplemental cash flow information
Cash paid for period for:
Income taxes	$96,169,379	$96,169,379	$62,946,048

Non-cash disclosures
Stock issued for services	$—	$88,500,000	$111,360,000

The accompanying notes are an integral part of these consolidated financial statements.

TINGO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

(1)	Description of Business and Basis of Presentation

Description of Business— Tingo, Inc. (collectively, with our subsidiary, “ we,” “us,” “our,” “Tingo” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.   As described more fully under Sale of Tingo Mobile in Note 2 below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”).  If we convert the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile.  We have valued our holding in TIO at December 31, 2022 on an as-converted basis, based on the closing trading price of TIO’s shares on such date.

Prior to our sale of Tingo Mobile, the Company, together with its operating subsidiary, was an Agri-Fintech company offering a comprehensive platform service through use of smartphones – ‘device as a service’ (using GSM technology) to empower a marketplace to enable subscribers/farmers within and outside of the agricultural sector to manage their commercial activities of growing and selling their production to market participants both domestically and internationally. The ecosystem provides a ‘one-stop-shop’ solution to enable such subscribers to manage everything from airtime top ups, bill pay services for utilities and other service providers, access to insurance services and micro finance to support their value chain from ‘seed to sale’.

As of December 1, 2022, the date of our sale of Tingo Mobile, we had approximately 9.3 million subscribers using our mobile phones and Nwassa payment platform (www.nwassa.com). Nwassa is Africa’s leading digital agriculture ecosystem that empowers rural farmers and agri-businesses by using proprietary technology to enable access to markets in which they operate. Farm produce can be shipped from farms across Africa to any part of the world, in both retail and wholesale quantities. Nwassa’s payment gateway also has an escrow structure that creates trust between buyers and sellers. Tingo Mobile’s system provides real-time pricing, straight from the farms, eliminating middlemen. The customers of Tingo Mobile users pay for produce bought using available pricing on Tingo Mobile’s platform. Its platform is paperless, verified, and matched against a smart contract. Data is efficiently stored on the blockchain.

Tingo Mobile’s platform has created an escrow solution that secures the buyer, funds are not released to its members until fulfilment. The platform also facilitates trade financing, ensuring that banks and other lenders compete to provide credit to its members.

Basis of Presentation—The accompanying audited consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included.The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Our results of operations for the Predecessor Period ended November 30, 2022, or the year ended December 31, 2022 are not necessarily indicative of results that ultimately may be achieved for 2023.

As a result of the sale of our operating business on December 1, 2022 as described in Note 2, Sale of Tingo Mobile below, the following terms refer to our operations before and after the sale:

●	“Predecessor” and “Precedessor Period” refers to the consolidated operations of the Company from January 1, 2021 through December 31, 2021, and from January 1, 2022 through November 30,2022; and
●	“Successor” and “Successor Period” refers to the operations of the Company from December 1, 2022 through December 31, 2022.

Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, as applicable. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Due to the lack of comparability with historical financials for the Successor Period, our consolidated financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of, and after, December 1, 2002 and amounts presented for all prior periods.

(2)          Sale of Tingo Mobile

Overview.  On December 1, 2022, we sold Tingo Mobile, our sole operating subsidiary, to Tingo Group, Inc. (formerly known as MICT, Inc.), a Delaware corporation whose common shares are traded on the Nasdaq Capital Market under the symbol ‘TIO’.  The sale was accomplished via a multi-phase forward triangular merger.  Under the terms of the Merger Agreement we entered into with TIO and representatives of each of the shareholders of Tingo and TIO, we contributed our ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”).  We then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subsidiary of TIO also incorporated in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by TIO as a third-tier subsidiary (hereinafter, the “Merger”).

Consideration Received.  As consideration for the Merger, we received the following:

•

Common and Preferred Stock.  At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).

•

Undertaking to Pay Certain Liabilities of the Company.  Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger.  As of December 31, 2022, the amount due to us pursuant to this undertaking was approximately $3.7 million.  This amount is set forth below as ‘Due from Related Party’ under Note 9 – Loans and Other Amounts Receivable.

Key Terms of Series A Preferred Stock. Upon the approval of TIO’s stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger. If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by TIO in exchange for Tingo receiving 27% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO as shown in the diagram above (“TGH”).  TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Key Terms of Series B Preferred Stock.  Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $666,666,667 in cash or, (y) a 33.0% ownership interest in TGH.

Temporary Investment Company Status.  Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds investment securities that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act, unless an exemption therefrom is applicable.  Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period.  Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company.  Moreover, inasmuch as the Company expects to effect a conversion of the Series A Preferred Stock and the Series B Preferred Stock no later than June 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company.

Balance Sheet Adjustments.  The following table presents the effects of the adjustments on the Company’s consolidated balance sheet as of November 30, 2022 resulting from the sale of Tingo Mobile.  The table reflects the elimination of various assets and liabilities as part of the sale of Tingo Mobile.  These adjustments, resulting from the change in nature of the Company’s business following the Merger, are not comparable to the combined financials for the eleven months ended November 30, 2022 and the year ended December 31, 2022.

		Transaction-
		Related
	Predecessor	Adjustments	Successor
Assets
Current Assets
Cash	$313,517,384	$(312,568,727)	$948,657
Accounts receivable, net	266,780,088	(266,780,088)	—
Prepayments	118,007,512	(118,007,512)	—
Total Current Assets	698,304,983	(697,356,326)	948,657

Non-Current Assets
Property, plant and equipment, net	844,781,913	(844,781,913)	—
Intangible assets, net	583,165	(583,165)	—
Total non-current assets	845,365,078	(845,365,078)	—
Total Assets	$1,543,670,061	$(1,542,721,404)	$948,657

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts , trade payables and accruals	$3,681,420	$—	$3,681,420
Deferred income	246,718,170	(246,718,170)	—
Value added tax	19,528,843	(19,528,843)	—
Advances from related party	67,545,485	(67,545,485)	—
Notes payable – related party	23,749,945	(15,884,000)	7,865,945
Income tax payable	173,315,658	(173,315,658)	—
Total current liabilities	534,539,521	(522,992,156)	11,547,365

Non-current liabilities
Deferred Tax	4,054,929	(4,054,929)	—
Total non- current liabilities	4,054,929	(4,054,929)	—

Total Liabilities	538,594,450	(527,047,085)	11,547,365

Stockholders’ Equity
Common stock - Class A	1,227,516	—	1,227,516
Common Stock - Class B	65,000	—	65,000
Additional paid-in-capital	419,181,135	—	419,181,135
Retained earnings	674,191,786	(1,015,674,319)	(341,482,533)
Deferred stock compensation	(43,282,593)	—	(43,282,593)
Translation reserve	(46,307,233)	—	(46,307,233)
Total Stockholders’ Equity	1,005,075,610	(1,015,674,319)	(10,598,708)
Total Liabilities and Stockholders’ Equity	$1,543,670,061	$(1,542,721,404)	$948,657

(3)	Significant Accounting Policies

The following is a summary of significant accounting policies followed by the Company in the preparation of our financial statements:

Consolidation—In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, we do not consolidate equity interests we hold in other entities.  Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Valuation of Our Holdings in TIO—In connection with the sale of Tingo Mobile to TIO, we received shares of TIO common stock and two series of convertible preferred stock of TIO.  The shares of TIO common stock are traded on the Nasdaq Capital Market under the symbol ‘TIO’.  Because, at December 31, 2022, more than 40% of the value of our unconsolidated assets consists of ‘investment securities’ (as such term is defined pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”), we are considered an ‘investment company’ under the 1940 Act and, as a result, we are required to assess the fair value of our holding in TIO.

Fair Value Measurement.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
•

Level 2—Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.

•

Level 3—Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

Management Considerations.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset.  In the case of Tingo, we assessed the nature of our holding of common and convertible Preferred Stock in TIO and considered certain factors which, in management’s view, made this holding a Level 2 asset, including the following:

•	the lack of institutional trading in TIO common stock; and
•	the conditions associated with conversion of the TIO Preferred Stock into TIO common stock.

With respect to the last point above, we consider it significant that, should conversion of our Series B Preferred Stock not occur by June 30, 2023, we can require TIO to redeem these shares in exchange for (1) a cash payment obligation of $667 million or, in the alternative, (2) 35% ownership in TGH valued at $667 million, which imputes an underlying equity value of Tingo Mobile that is substantially higher than the TIO common and TIO Preferred stock on an as-converted basis.

While we are considered a temporary investment company, we intend to adjust our net asset value for the changes in the value of our publicly held securities, if applicable, and material changes in the value of private securities, if any, on a quarterly basis.

Reverse Acquisition Accounting— We have adopted reverse acquisition accounting methods in connection with the Company’s Acquisition of Tingo Mobile in 2021. Accordingly, the consolidated financial statements reflect the results of Tingo Mobile for the periods indicated in this Report.

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

Retained Earnings—The components that make up distributable earnings (accumulated undistributed deficit) on the Consolidated Balance Sheet as of November 30, 2022 and December 31, 2022 and 2021 are as follows:

	Successor Period	Predecessor Period
	For the Period	For the Period
	December 1, 2022	January 1, 2022	For the Year
	through	through	Ended
	December 31, 2022	November 30, 2022	December 31, 2021

Net income (loss) for period	190,711,689	$451,252,989	$(39,026,340)
Acquisition of the Company (IWeb)	—	—	(3,316,865)
Retained Earnings - beginning of period	67,663,686	416,095,565	458,438,770
Retained Earnings	867,348,554	$867,348,554	$416,095,565

Accounts Receivable— The total value of the twelve month mobile leasing contract is recognized under accounts receivables at the outset. The balance is due and payable and is credited as receipts are received from the customers. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. Tingo Mobile includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which Tingo Mobile bundles its services with its branded phones, it does not typically incur a substantial amount of bad debt. Accordingly, absent a substantial outlying event such as Covid-19, we do not expect that Tingo Mobile would incur bad debts of any material significance. During the year ended December 31, 2021, we made a general allowance of 3% of all account receivables to cushion the possible effect of Covid 19 on Tingo Mobile’s customers. On a proforma basis, we recognized bad debt expense of $153,227 and $99,247 relating to our receivables in 2022 and 2021, respectively. This is in line with our expectations, inasmuch as Tingo Mobile’s contracts for mobile leasing are with its farmer cooperative partners who, in turn, take responsibility for individual collection efforts from their members.

We offer our customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, the end-user may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of November, 2022, all receivables were part of the sale of Tingo Mobile.

Impairment of Long-Lived Assets—In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets for the period from January 1, 2022 through November 30, 2022 or the years ended December 31, 2022 and 2021.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of November 30, 2022, December 31, 2022 and December 31, 2021, there were no uncertain tax positions that required accrual.

The reconciliation of income tax benefit at the U.S. statutory rate of 25% for the period ended December 31, 2022 and 25% for the year ended December 31, 2021, respectively, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	Percent	2021	Percent
Income tax benefit	$(30,481,609)	25.0%	$(65,199,716)	25.0%
Valuation allowance against net deferred tax assets	30,481,609	25.0%	65,199,716	25.0%
Effective rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the periods ended December 31, 2022 and 2021 are as follows:

Deferred Tax Assets	December 31, 2022	December 31, 2021

Beginning of period	$—	$—
Net operating loss	95,681,325	65,199,716
Valuation Allowance	(95,681,325)	(65,199,716)
Net Deferred Tax Assets	$—	$—

The income of a foreign subsidiary is not necessarily subject to U.S. tax, provided the income is from the active conduct of a trade or business within the non-U.S. jurisdiction. However, earnings of the foreign subsidiary, to the extent reinvested in the U.S. or distributed to the U.S. parent as a dividend, may be subject to U.S. tax. In addition, the Internal Revenue Code requires that transfer pricing between a U.S. parent and a foreign subsidiary be made on an arms’ length basis. Tingo Mobile, our sole operating subsidiary, did not issue any dividends during the years ended December 31, 2022 and 2021.

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

Operating Segments—We have examined our operating business for the year 2021 and the eleven months ended November 30, 2022 pursuant to the guidance of ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our Chief Operating Decision Maker (“CODM”) in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, we have evaluated our operating business and considered various factors associated therewith, including the concentration of our business in one country and the integration of our leasing business with the use of our agri-fintech platform that utilizes software embedded within the leased device. Accordingly, this evaluation resulted in one reportable segment.

Deferred Revenue—The Company reflects the full value of the twelve month revenue due in accordance with Tingo Mobile’s leasing contracts. We do not allocate the cost of mobile phones against revenue, but instead recognize depreciation expense on a straight-line basis ratably over the estimated 3-year useful life of the devices.

Leased Assets—The Company has entered into leasing arrangements principally for the provision of the offices and related facilities. The rental contracts for offices are typically negotiated for terms of between 1 and 10 years and some of these have extension terms. Lease terms for office fixtures and equipment have lease terms of between 1 year and 10 years without any extension terms. The company does not enter into sale and leaseback arrangements. All the leases are negotiated on an individual basis and contain a wide variety of different terms and conditions such as purchase options and escalation clauses. The Company assesses whether a contract is or contains a lease at inception of the contract. A lease conveys the right to direct the use and obtain substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration.

Measurement and Recognition of Leases as a Lessee—At lease commencement date, Tingo Mobile recognizes a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct expenses incurred by the company, an estimate of any expenses to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). Tingo Mobile depreciates the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. Tingo Mobile also assesses the right-of-use asset for impairment when such indicators exist.

At the commencement date, Tingo Mobile measures the lease liability at the present value of the lease payments unpaid at that date, discounted using the interest rate implicit in the lease if that rate is readily available or the incremental borrowing rate. The incremental borrowing rate is the estimated rate that Tingo Mobile would have to pay to borrow the same amount over a similar term, and with similar security to obtain an asset of equivalent value. This rate is adjusted should the lessee entity have a different risk profile to that of Tingo Mobile.

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

Tingo Mobile has elected to account for short-term leases and leases of low-value assets using the practical expedients. These leases relate to residential houses for a year. Instead of recognizing a right-of-use asset and lease liability, the payments in relation to these are recognized as an expense on a straight-line basis over the lease term.

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

(4)Share-Based Compensation

On October 6, 2021, the Board adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during the fourth quarter of 2021, the Tingo Compensation Committee granted awards of restricted stock under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 108,870,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. In connection with these awards, we recorded compensation expense of $121.9 million and $149.4 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total compensation expense to be recognized in future periods is $32.9 million. The weighted average period over which this expense is expected to be recognized is 0.7 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding as of January 1, 2022	36,950,833	$1.75
Shares granted	22,500,000	3.93
Shares vested	42,717,917	2.85
Shares forfeited	—	—
Unvested shares outstanding as of December 31, 2022	16,732,916	$1.97

(5)Revenue Recognition

Policy

Revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company or its subsidiary  expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount:

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

Sources

The Company has the following revenue sources:

●	Mobile Leasing – Tingo Mobile's leasing customers enter a twelve month contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy is to recognize the lease obligations ratably during the contract term. We do not recognize a cost of sales associated with such lease payments. Instead, as the lessor of these devices, we depreciate the mobile devices ratably on a straight line basis over their useful life, which we estimate at 36 months.

●	Call and Data Services – Tingo Mobile's customers use call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.

●	Nwassa Services – this is Tingo Mobile's Agri-Fintech platform powered by the smartphones leased on a twelve month term above, known as ‘device as a service’. Revenue is generally recognized based on a fixed percentage of the transaction value as follows:
●	Agri-Marketplace – percentage of the value of produce trade on Nwassa
●	Mobile airtime top-up – fixed percentage of value of top-up
●	Utilities – fixed percentage of value of transaction
●	Mobile insurance – fixed fee recognized monthly based on contract
●	Financial services (loans and related services) – fixed referral fee

While Tingo Mobile's Nwassa applications are integrated with its branded phones, each of the services are distinct and independent performance obligations. The range and quantity of services used are determined solely by the end-user.

(6)	Foreign Currency Translation

Functional and presentation currency—The consolidated financial statements are presented in U.S. dollars, which is the presentation currency, the functional currency is Nigeria Naira.

The exchange rate used for conversion is:

	November 30,	December 31,
	2022	2021

Balance Sheet:

Nigerian Naira	443.58	412.99

Profit and Loss :

Nigerian Naira	428.29	396.46

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

(7)	Inventory

Inventory on hand consisted of $129,823 at December 31, 2021.  We had no inventory on hand at December 31, 2022.

(8)	Accounts Receivable

	Successor Period End	Predecessor Period End
	December 31, 2022	November 30, 2022	December 31, 2021
Accounts receivable gross	$—	$266,884,525	$364,350,175
Allowance for expected credit loss	—	(104,438)	(42,065)
	—	266,780,088	364,308,110
Directors current account	—	—	289
Total Accounts Receivable, net	$—	$266,780,088	$364,308,399

Accounts Receivable—The total value of the twelve month mobile leasing contract is recognized under accounts receivable at the outset. The balance is due and payable and is credited as receipts are received from the customers. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. Tingo Mobile includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which Tingo Mobile bundles its services with its branded phones, it does not typically incur a substantial amount of bad debt. Accordingly, absent a substantial outlying event such as Covid-19, we do not expect that Tingo Mobile would incur bad debts of any material significance. During the year ended December 31, 2021, we made a general allowance of 3% of all account receivables to cushion the possible effect of Covid 19 on Tingo Mobile’s customers. On a proforma basis, we recognized bad debt expense of $153,227 and $99,247 relating to our receivables in 2022 and 2021, respectively. This is in line with our expectations, inasmuch as Tingo Mobile’s contracts for mobile leasing are with its farmer cooperative partners who, in turn, take responsibility for individual collection efforts from their members.

From time to time, Tingo Mobile will offer its customers the option to purchase certain wireless devices in installments over a specified period of time and, in many cases, once certain conditions are met, they may be eligible to trade in the original equipment for a new device and have the remaining unpaid balance paid or settled. As of November 30, 2022, all receivables on this arrangement were eliminated as part of the sale of Tingo Mobile.

Tingo Mobile has a strong history of mobile leasing to its subscriber base in partnership with its farmers’ cooperatives. Unlike a typical mobile leasing business, we analyze credit risk on these cooperatives and not directly with Tingo Mobile’s 9.3 million subscribers.  Tingo Mobile has a history of leasing to the same number of subscribers since 2017, and has a strong collection record where the cooperatives settle the monthly leasing receivables in bulk. The cooperatives manage the interaction and collection from their members and, therefore, Tingo Mobile does not undertake direct credit risk with these subscribers. This ‘business to business’ credit model has assured minimal bad debts and late payments, as well as reduced administrative effort needed to collect monthly receivables due over the twelve month contract.

Tingo Mobile’s agreement with its manufacturer does not include a renewal or termination feature once delivery of the devices has occurred and Tingo Mobile has approved the quality of the delivery and/or waived any such approval by failing to object to any nonconformity within 30 days of delivery.

(9)Loans and Other Receivables – Related Parties

There were no loans and other receivables due from related parties as of November 30, 2022.  Loans and other receivables due from related parties consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Due from related party	$3,713,179	$—
Advances to related party	58,489	—
Note receivable due from Tingo Mobile, dated October 15, 2022, interest at 5%, due on May 10, 2024	15,866,000	—
Total loans and other receivables – related parties	$19,637,668	$—

Amounts due from related party consist of obligations due under the terms of the Merger Agreement with TIO.  Pursuant to the Merger Agreement, TIO agreed to assume and pay for various liabilities of the Company as of November 30, 2022. The balance was due and payable on December 31, 2022.

The note receivable due from Tingo Mobile relates to sums provided to Tingo Mobile by the Company to acquire mobile devices in the fourth quarter of 2022, and was advanced to Tingo Mobile prior to its sale to TIO as described Under Note 2 – Sale of Tingo Mobile above.

(10)Investment in Securities

Investment in Securities—In connection with the sale of Tingo Mobile as described under Note 2 above, we concluded a value of $1.2 billion for the consideration received from TIO, determined in accordance with ASC 820 and ASC 805.  ASC 820 requires that a fair value determination be based on objective evidence, using assumptions that a market participant would use, and when level 1 inputs exist, it should be used unless determined to be not representative.  As described in Note 4 above, we are of the opinion that the TIO trading price, as quoted on Nasdaq, is not representative of the fair value of the consideration received and should not be used to determine the merger consideration.  Accordingly, pursuant to ASC 805-30-30-5, we determined that a reference to the Company’s share price, as traded at the OTC at the closing of the Merger, is a more appropriate determinant of fair value.

(11)	Property, Plant & Equipment

Because we sold Tingo Mobile on December 1, 2022, property plant, and equipment as at December 31, 2022 was immaterial.  Changes in cost, depreciation, and net book value during 2021 were recorded as follows:

			MOTOR	FURNITURE &	OFFICE	PLANT &	SITE	MOBILE
	LAND	BUILDING	VEHICLES	FITTINGS	EQUIPMENT	MACHINERY	INSTALLATIONS	DEVICES	Total
	$	$	$	$	$	$	$	$	$
COST
January 1, 2021	9,560,176	34,540,253	225,788	65,232	71,899	10,992,230	—	—	55,455,578
Additions	—	—	—	—	—	—	207,968,849	1,219,411,221	1,427,380,070
Forex translation difference	(765,481)	(2,765,629)	(18,079)	(5,223)	(5,757)	(880,145)	(16,652,011)	—	(21,092,325)
December 31, 2021	8,794,695	31,774,624	207,709	60,009	66,142	10,112,085	191,316,838	1,219,411,221	1,461,743,323

DEPRECIATION
January 1, 2021	—	7,256,776	104,655	33,763	57,869	10,960,171	—	—	18,413,234
Depreciation expense	—	1,654,988	31,493	10,817	9,820	10,753	—	244,290,317	246,008,188
Forex translation difference	—	(647,305)	(9,640)	(3,136)	(5,027)	(896,010)	—	—	(1,561,118)
December 31, 2021	—	8,264,459	126,508	41,444	62,662	10,092,914	—	244,290,317	262,860,304

NET BOOK VALUE
December 31,2020	9,560,176	27,283,477	121,133	31,469	14,030	32,059	—	—	37,042,344
December 31,2021	8,794,695	23,510,165	81,201	18,565	3,480	37,171	191,316,838	975,120,904	1,198,883,019

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

Property, plant and equipment are carried at historical value and depreciated over their expected useful lives, as follows

Estimated useful lives
(years)
Buildings	20
Motor vehicles	5
Furniture & fittings	5
Office equipment	5
Plant & machinery	4
Mobile devices	3
Site installations	20

Site installations relates to the capitalization of the Company’s investment in rural fibre network and equipment. Previously, it was classified as work-in-progress and the works was completed as of December 31, 2021. Depreciation on these assets commenced on January 1, 2022 and was $16,911,000 for the year ended December 31, 2022.

Work -in-Progress— The details below relate to Work-in -Progress for Tingo Mobile as consolidated into the Company for the years ended December 31, 2022 and 2021. Consists of investment in ‘Cell On-Wheel’. This is a rollout of broadband fiber and mobile network enhancement across rural Nigeria. The project is now complete and the cost has been capitalized as a fixed asset under ‘Site Installations’ above.

	December 31, 2022	December 31, 2021
January 1, 2022	$—	$207,968,849
Additions	—	—
Transfer to Capitalization – Site Installations	—	(191,316,838)
Forex translation difference	—	(16,652,011)
Closing balance - December 31, 2022	$—	$—

The total depreciation charge for the years ended December 31, 2022 and 2021 was $377,644,651 and $246,008,188, respectively

(12)	Intangible Assets

Intangible Assets—The details below relate to Intangible Assets for Tingo Mobile as consolidated into the Company for the 11 months ended November 30, 2022 and the year ended December 31, 2021. This represents cost incurred on software development of our mobile operating system and secure browser. This is Tingo Mobile’s proprietary operating system and mobile/web browser. The system and its technology platform is designed to help our customers securely execute financial transactions. This cost is amortized over 5 (Five) years, because on or before then we are expected to have significantly upgraded the software. For the year ended December 31, 2022, the Company incurred capitalized expenses of $ 0 and charged $1,007,251 in amortization expenses for this period. For the year ended December 31, 2021, the Company incurred capitalized expenses of $0 and charged $1,187,042 in amortization expenses for this period.

	November 30,	December 31,
	2022	2021
Cost
Beginning balance as of January 1	$6,193,507	$6,193,507
Additions	—	—
Forex translation difference	(1,455,048)	(495,912)
Ending Balance	$4,738,459	$5,697,595

Amortization
Beginning balance as of January 1	$4,026,671	$3,138,446
Charge for the year	1,007,251	1,187,042
Forex translation difference	(878,627)	(298,817)
Ending Balance	583,165	4,026,671

Sale of Tingo Mobile	(583,165)	—

Carrying amount as of December 31	$—	$1,670,924

(13)	Liquidity and Financing Arrangements

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

Cash and Cash Equivalents—As of December 31, 2022, we had cash and cash equivalents of $985. As of December 31, 2021, we had cash and cash equivalents of $128.4 million. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows.

(14)Current and Non-Current Liabilities

Accounts payable and accruals

	Successor Period End	Predecessor Period End
	December 31, 2022	November 30, 2022	December 31, 2021
Trade payables	$—	$—	$754,709,170
Accounts payable	1,003,787	689,899	—
Accrued compensation	2,948,013	2,759,510	1,049,029
Other payables	334,381	232,011	126,994
	$4,286,181	$3,681,420	$755,885,193

Trade Payables—This represents the balance due to Tingo Mobile’s smartphone manufacturer as of December 31, 2022 and 2021.  Tingo Mobile has have preferred credit terms with its supplier of smartphones and pays for devices supplied over a two-year period. Tingo Mobile minimizes its currency risk and settles such supplies in Nigerian Naira to match the basis for its leasing revenues which are also denominated in Naira.  Because we sold Tingo Mobile on December 1, 2022, the balance owing by the Company at December 31, 2022 was zero.

Deferred Revenue —The balance represents gross income due over the term of the 1-year phone leasing cycle. Monthly releases to revenue will be conducted in line with Tingo Mobile’s revenue recognition policy.  However, because we sold Tingo Mobile on December 1, 2022, all amounts were zero as at December 31, 2022.  Deferred revenue was $246,718,170, $0 and $221,215,018 as of November 30, 2022, December 31, 2022 and 2021, respectively.

VAT—This represents the current and future VAT liability at rate of 7.5% relating to the mobile phone leasing contracts included under Accounts Receivable and Deferred Income.  However, because we sold Tingo Mobile on December 1, 2022, all amounts were $0 as at December 31, 2022.  VAT liability was $19,528,843, $0 and $17,162,192 as of November 30, 2022, December 31, 2022 and 2021, respectively.

Advances from Related Party—Advances from related party in the amount of $505,000 consists of expenses paid on behalf of the Company by a related party.  These advances are non-interest bearing.

Notes Payable – Related Parties—This amount represents a promissory note in the amount of $23,700,000 due to TIO.  The Note is dated October 6, 2022, bears interest at the rate of 5% per annum and is due on May 10, 2024.

(15)	Taxation and Deferred Tax

The provision for income tax consists of the following components at November 30, 2022 and December 31, 2022 and 2021:

	Successor Period End	Predecessor Period End
	December 31, 2022	November 30, 2022	December 31, 2021
Income tax	$—	$168,410,843	$100,606,352
Education tax	—	11,227,389	—
Current Tax	$—	$179,638,232	$100,606,352

The significant components of our tax liabilities as of November 30, 2022 and December 31, 2022 and 2021 are summarized below:

	Successor Period End	Predecessor Period End
	December 31, 2022	November 30, 2022	December 31, 2021
Current Tax Liabilities
Beginning of period	$173,315,658	$100,606,352	$67,601,594
Charge for the period	—	179,638,232	104,802,090
	173,315,658	280,244,584	172,403,684
Paid during the period	—	(93,738,174)	(62,946,048)
Forex translation difference	—	(13,190,752)	(8,851,284)
Sale of Tingo Mobile	(173,315,658)	—	—
Total Current Tax Liabilities	$—	$173,315,658	$100,606,352

The significant components of our deferred tax liabilities as of November 30, 2022 and December 31, 2022 and 2021 are summarized below:

	Successor Period End	Predecessor Period End
	December 31, 2022	November 30, 2022	December 31, 2021
Deferred Tax
Beginning of period	$4,054,929	$2,171,039	$2,360,004
Change for the period	—	2,184,276	—
Forex translation difference	—	(300,386)	(188,965)
Sale of Tingo Mobile	(4,054,929)	—	—
Total Deferred Tax Liabilities	$—	$4,054,929	$2,171,039

(16)	Commitments and Contingencies

Commitments

Operating Leases—Prior to the sale of Tingo Mobile to TIO, we were responsible for an operating lease covering office space in Nigeria.  We continue to be subject to two operating leases covering office space in the United States. Our operating leases are on a month-to-month basis. We consider each of these arrangements to be a ‘low value lease’ and, accordingly, have not recognized a right of use asset or liability in our financial statements.

Litigation Settlement Commitments—As described under Subsequent Events in Note 20 below, in connection with the settlement of certain litigation involving the Company, on the one-year anniversary date of the settlement, we are obligated to pay ClearThink Capital, LLC a combination of Company common stock and common stock of TIO held by the Company equal in value to $7.7 million.

Contingencies

Generally—Estimated losses from contingencies are accrued by a charge to earnings when information available prior to the issuance of the financial statements indicates that it is likely that a future event will confirm that an asset has been impaired or a liability incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. As of December 31, 2022, we have not assessed any charges against earnings for contingencies.

(17)	Concentrations

Customers—While Tingo Mobile may sell its branded phones from time-to-time to bulk purchasers, its primary customers consist of two farmers’ cooperatives in Nigeria, who collectively have approximately 9.3 million members. The cooperatives account for virtually all of Tingo Mobile’s leasing revenue, while the members of the cooperatives account for a substantial majority of its Agri-Fintech revenue generated through Tingo Mobile’s Nwassa platform. Should either of these cooperatives experience financial difficulties, Tingo Mobile’s revenue and cash flows could be adversely impacted.

Manufacturer—Tingo Mobile outsources the manufacture of its smartphones to a single manufacturer. During 2020 and 2021, Tingo Mobile experienced substantial delays in the supply of new devices to its customers as a result of supply chain disruptions resulting principally from Covid-19, which in turn affected its revenue. Given that Tingo Mobile’s manufacturer is located in China and may be subject to further economic dislocation in the future, Tingo Mobile is subject to future risks of delayed or non-fulfillment under any new supply agreements into which it may enter.

(18)	Related-Party Transactions and Agreements

From time-to-time, we may enter into transactions or incur indebtedness to persons affiliated with members of our board of directors or executive officers. We will seek to ensure that, to the greatest extent possible, any such agreements or transactions are undertaken on an arms-length basis and representative of standard commercial terms and conditions that would be available to us from third parties. During the year ended December 31, 2022, we paid a related party $21,671,336, representing a partial payment of certain debts incurred by Tingo Mobile, then a subsidiary of the Company, to such related party in previous periods to facilitate the acquisition of mobile devices for Tingo Mobile customers.

Note payable – related party consists of a promissory note due to TIO in connection with the Merger Agreement.  The note has a principal amount of $23,700,000, accrues interest at 5% per annum, and is due on May 10, 2024.

Note receivable – related party consists of a promissory note due from Tingo Mobile that was used to acquire mobile devices in the fourth quarter of 2022.  The note have a principal amount of $15,866,000, accrues interest at 5% per anunum, and is due on May 10, 2024.

(19)	Legal Proceedings

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

(20)	Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On January 3, 2023, we settled litigation proceedings brought against the Company by ClearThink Capital, LLC (“ClearThink”).  Pursuant to the settlement agreement we executed with ClearThink, we paid ClearThink a cash payment of $300,000 and an undertaking to pay ClearThink, on the one-year anniversary of settlement, a combination of Company common stock and common stock of TIO held by the Company equal in value to $7.7 million.

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

The Company, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Upon review of the financial statement controls and after identifying a change in accounting treatment, we have determined that (i) we have a material weakness over our entity level control environment as of December 31, 2022 and (ii) our internal control over financial reporting was not effective as of December 31, 2022. Our preventative and review controls failed to detect errors related to the acquisition treatment of Tingo Mobile in 2021 and the ratable expensing of non-employee stock awards that were subject to a time-based vesting requirement issued under our 2021 Equity Incentive Plan in accordance with ASC 718.

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

During the six month period commencing July 1, 2023, we intend to assess our internal control over financial reporting for the remainder of our current fiscal year. We intend to base our assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework” published in 2013. Our assessment is expected to include evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment will be supported by testing and monitoring performed both by a third-party consultant and our accounting department.

We are assessing our internal controls and have implemented additional controls over financial reporting during 2022 and expect to continue to do so during 2023.  Accordingly, we expect to conclude that our internal control over financial reporting will be effective as of the end of the fiscal year 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. The results of our assessment will be reviewed with the Audit Committee of our Board of Directors.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors and Executive Officers, our Audit Committee and the Nominating and Corporate Governance Committee, our code of ethics applicable to the principal executive officer and principal financial officer, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated by reference to our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which is required to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, no later than May 1, 2023 (the “2023 Proxy Statement”).

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. A copy of the Code of Business Conduct and Ethics is on our website at www.tingoinc.com and is available to any person, without charge, upon request addressed to Tingo, Inc., Attention: Corporate Secretary, 11650 South State Street, Suite 240, Draper, UT 84020. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer, or controller, we intend to disclose the same on our website.

Item 11. Executive Compensation

Information regarding Executive Compensation is incorporated by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Security Ownership of Certain Beneficial Owners and Management and Securities Authorized for Issuance under Equity Compensation Plans is incorporated by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information regarding Certain Relationships and Related Transactions is incorporated by reference to our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information regarding Principal Accountant Fees and Services is incorporated by reference to our 2023 Proxy Statement.

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

(c)

Second Amended and Restated Agreement and Plan of Merger, dated October 6, 2022, among the Company, MICT, Inc., and representatives of the shareholders of the Company and MICT, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A filed on October 14, 2022.]

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

TINGO, INC.

Date: April 26, 2023	/S/ DOZY MMOBUOSI
Dozy Mmobuosi
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN J. BROWN	Co-Chairman	April 26, 2023
John J. Brown

/S/ ADEWALE ADEBAYO	Director	April 26, 2023
Adewale Adebayo

/S/ CHRISTOPHER CLEVERLY	President and Director	April 26, 2023
Christopher Cleverly

/S/ GURJINDER JOHAL	Director	April 26, 2023
Gurjinder Johal

/S/ LESLIE KASUMBA	Director	April 26, 2023
Leslie Kasumba

/S/ DOZY MMOBUOSI	Director and CEO (Principal Executive Officer)	April 26, 2023
Dozy Mmobuosi

/S/ ONYEKACHI ONUBOGU	Director	April 26, 2023
Onyekachi Onubogu

/S/ DAKSHESH PATEL	Director and CFO (Principal Financial and Accounting Officer)	April 26, 2023
Dakshesh Patel

/S/ DERRICK RANDALL	Director	April 26, 2023
Derrick Randall