Form 10-Q
period 2023-03-31
TINGO, INC.
filed 2023-05-19
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number 333-205835

AGRI-FINTECH HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	83-0549737
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11650 South State Street, Suite 240 Draper, UT	10010 (Zip Code)
(Address of principal executive offices)

TINGO, INC.

43 West 23rd Street, 2nd Floor, New York, NY 10010

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

There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of May 15, 2023.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Consolidated Financial Statements

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$32,239	$985
Loans and other receivables – related parties	19,882,400	19,637,668
Total Current Assets	19,914,639	19,638,653

Non-Current Assets
Investment in securities	1,215,241,000	1,215,241,000
Total Non-Current assets	1,215,241,000	1,215,241,000
Total Assets	$1,235,155,639	$1,234,879,653

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$5,454,543	$4,286,181
Advances from related party	465,000	505,000
Notes payable – related parties	23,749,945	23,749,945
Settlement liability	7,700,000	―
Total Current Liabilities	37,369,488	28,541,126

Total Liabilities	37,369,488	28,541,126

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 and 1,227,516,211 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,227,516	1,227,516
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	65,000	65,000
Additional paid-in-capital	419,181,135	419,181,135
Retained earnings	799,892,643	818,796,244
Deferred stock compensation	(22,580,143)	(32,931,368)
Total Stockholders’ Equity	1,197,786,151	1,206,338,527
Total Liabilities and Stockholders’ Equity	$1,235,155,639	$1,234,879,653

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Consolidated for the Predecessor Period)

(Unaudited)

	Successor Period	Predecessor Period
	For the 3 Months ended	For the 3 Months ended
	March 31, 2023	March 31, 2022
Revenue	$ ―	$257,057,519
Cost of revenue	―	(2,499,840)
Gross Profit	―	254,557,679

Operating Expenses
Payroll and related expenses	11,023,462	19,241,212
Distribution expenses	―	221,187
Professional fees	299,999	55,669,412
Bank fees and charges	―	636,047
Depreciation and amortization	―	106,740,939
General and administrative expenses - other	7,739,266	838,913
Bad debt expenses	―	47,398
Total Operating Expenses	19,062,727	183,395,108

Income (Loss) from Operations	(19,062,727)	71,162,571

Other Income (Expenses)
Other income	452,962	185,798
Interest expense	(293,836)	―
Total Other Income	159,126	185,798

Income (Loss) Before Tax	(18,903,601)	71,348,369

Taxation	―	(38,698,829)

Net Income (Loss)	$(18,903,601)	$32,649,540

Other Comprehensive Loss
Translation Adjustment	―	(340,113)

Total Comprehensive Income (Loss)	$(18,903,601)	$32,309,427

Earnings per share - Basic and Diluted	$(0.02)	$0.03

Weighted Average number of common shares outstanding
Basic and diluted	1,227,516,211	1,214,793,989

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF SHAREHOLDERS’ EQUITY

(Consolidated for the Predecessor Period)

(Unaudited)

Three Months Ended March 31, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2022	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Issuance of shares for incentive compensation plan – consultants	10,000,000	10,000	—	—	54,990,000	(55,000,000)	—	—	—

Vesting of deferred stock compensation	—	—	—	—	—	72,039,501	—	—	72,039,501

Net income for the three months ended March 31, 2022	—	—	—	—	—	—	32,649,540	―	32,649,540

Foreign Currency Translation Adjustment	—	—	—	—	—	—	―	(340,113)	(340,113)

Balance as of March 31, 2022	1,215,016,211	$1,215,016	65,000,000	$65,000	$385,693,635	$(49,318,303)	$448,745,105	$(85,731,549)	$700,668,904

Three Months Ended March 31, 2023

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of January 1, 2023	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(32,931,368)	$818,796,244	$—	$1,206,338,527

Vesting of deferred stock compensation	—	—	—	—	—	10,351,225	—	—	10,351,225

Net loss for the three Months ended March 31, 2023	—	—	—	—	—	—	(18,903,601)	—	(18,993,601)

Balance as of March 31, 2023	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(22,580,143)	$799,892,643	$—	$1,197,786,151

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF CASH FLOWS

(Consolidated for the Predecessor Period)

(Unaudited)

	Successor Period	Predecessor Period
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$(18,903,601)	$32,649,540
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	―	106,740,939
Stock issued for services	―	55,000,000
Deferred compensation	10,351,225	17,039,501
Settlement expense	7,700,000	―
Increase/decrease related to:
Inventories	―	26,605
Trade and other receivables	―	269,516,718
Other current assets	(244,732)	―
Accounts payable and accruals	1,168,362	(483,001,791)
Deferred income	―	(131,929,770)
Value added tax	―	(10,208,768)
Taxes payable	―	40,005,836
Net cash provided by (used in) operating activities	71,254	(104,161,190)

Cash flows from financing activities:
Payments on advances from related party	(40,000)	—
Net cash used in financing activities	(40,000)	—

Translation adjustment	―	1,140,248

Net change in cash and cash equivalents	31,254	(103,020,942)

Cash and cash equivalents, beginning of the period	985	128,367,605

Cash and cash equivalents, end of the period	$32,239	$25,346,663

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Agri-Fintech Holdings, Inc., formerly known as ‘Tingo, Inc.’ (“we,” “us,” “our,” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Note 2 - Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”). If we convert all of the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile. Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile, including the discussion of Risk Factors below, as a pending subsidiary of the Company.

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

Basis of Presentation— The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 3 and 3A of Regulation S-X. All normal recurring adjustments considered necessary for a fair presentation have been included. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

As a result of the sale of our operating business on December 1, 2022 as described in Note 2, Sale of Tingo Mobile below, the following terms refer to our operations before and after the sale:

●	“Predecessor” and “Predecessor Period” refers to the consolidated operations of the Company from January 1, 2022 through March 31, 2022; and
●	“Successor” and “Successor Period” refers to the operations of the Company from December 1, 2022, the date of our sale of Tingo Mobile, through December 31, 2022, and from January 1, 2023 through March 31, 2023.

Our financial statements include our accounts and those of our wholly-owned subsidiaries, as applicable. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Our results of operations for the Predecessor Period ended March 31, 2022, the year ended December 31, 2022, or the three months ended March 31, 2023 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2023.

Due to the lack of comparability of the financial statements of the Predecessor Period with the Successor Period, our financial statements and related footnotes are presented with a “black line” division to emphasize the lack of comparability between amounts presented as of, and after, December 1, 2022 and amounts presented for all prior periods.

(2)	Sale of Tingo Mobile

Overview. On December 1, 2022, we sold Tingo Mobile, our sole operating subsidiary, to Tingo Group, Inc. (formerly known as MICT, Inc.), a Delaware corporation whose common shares are traded on the Nasdaq Capital Market under the symbol ‘TIO’. The sale was accomplished via a multi-phase forward triangular merger. Under the terms of the Merger Agreement we entered into with TIO and representatives of each of the shareholders of the Company and TIO, we contributed our ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”). We then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subsidiary of TIO also incorporated in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by TIO as a third-tier subsidiary (hereinafter, the “Merger”).

Consideration Received. As consideration for the Merger, we received the following:

●	Common and Preferred Stock. At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).
●	Undertaking to Pay Certain Liabilities of the Company. Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger. As of December 31, 2022 and March 31, 2023, the amount due to us pursuant to this undertaking was approximately $3.7 million and $3.6 million, respectively. This amount is set forth below as ‘Due from Related Party’ under Note 7 – Loans and Other Receivables – Related Parties.

Key Terms of Series A Preferred Stock. Upon the approval of TIO’s stockholders, the Series A Preferred Stock will convert into 20.1% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger. If such shareholder approval is not obtained by June 30, 2023, all issued and outstanding shares of Series A Preferred Stock must be redeemed by TIO in exchange for Tingo receiving 27% of the total issued and outstanding shares of Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO (“TGH”). TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $667 million in cash or, (y) a 33.0% ownership interest in TGH.

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

Valuation of Our Holdings in TIO—In connection with the sale of Tingo Mobile to TIO, we received shares of TIO common stock and two series of convertible preferred stock of TIO. The shares of TIO common stock are traded on the Nasdaq Capital Market under the symbol ‘TIO’. Because, at December 31, 2022 and March 31, 2023, more than 40% of the value of our unconsolidated assets consists of ‘investment securities’ (as such term is defined pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”), we are considered an ‘investment company’ under the 1940 Act and, as a result, we are required to assess the fair value of our holding in TIO.

Fair Value Measurement. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

●	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.
●	Level 2—Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly; and fair value is determined through the use of models or other valuation methodologies.
●	Level 3—Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information under the circumstances and may require significant management judgment or estimation.

Management Considerations. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. In the case of Tingo, we assessed the nature of our holding of common and convertible Preferred Stock in TIO and considered certain factors which, in management’s view, made this holding a Level 2 asset, including the following:

●	the lack of institutional trading in TIO common stock; and
●	the conditions associated with conversion of the TIO Preferred Stock into TIO common stock.

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

Reverse Acquisition Accounting—We have adopted reverse acquisition accounting methods in connection with the Company’s Acquisition of Tingo Mobile in 2021. Accordingly, the consolidated financial statements reflect the results of Tingo Mobile for the Predecessor Periods indicated in this Report.

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

Earnings Per Share— Basic and diluted per share calculations are computed utilizing the weighted-average number of shares of common stock outstanding for the period. Pursuant to our 2021 Equity Incentive Plan, the unvested shares of restricted stock awarded pursuant to our equity compensation plans are participating securities and, therefore, are included in the basic earnings per share calculation.

Share-Based Compensation—We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation-Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all share-based awards that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. Determining the appropriate fair value of share-based awards requires the use of subjective assumptions, particularly given that the Company’s common stock is not actively traded. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different for future awards.

Classes of Common Stock—The Company has two classes of common stock. Each share of Class A common stock is entitled to one (1) vote, and is entitled to receive dividends when and if declared by the board of directors out of assets legally available therefore. Each share of Class B common stock is entitled to ten (10) votes, but carries no dividend, distribution, liquidation, conversion, or economic rights of any kind.

Retained Earnings— The components that make up distributable earnings for the Successor Period and the Predecessor Period on the Company’s Balance Sheet as of March 31, 2023 and 2022 are as follows:

	Successor Period	Predecessor Period
	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022

Net income (loss) for period	$(18,903,601)	$32,649,540
Retained Earnings - beginning of period	818,796,244	416,095,565
Retained Earnings (distributable earnings)	$799,892,643	$448,745,105

Accounts Receivable—The Company had no accounts receivable during the three months ended March 31, 2023. During the Predecessor Period, the total value of the twelve-month mobile leasing contract was recognized under accounts receivable at the outset. The balance is due and payable and is credited as receipts are received from the customers. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. Tingo Mobile includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which Tingo Mobile bundles its services with its branded phones, it does not typically incur a substantial amount of bad debt. Accordingly, during the three months ended March 31, 2022, we made a general allowance of 3% of all accounts receivable and recognized bad debt expense of approximately $47,000 for such period.

Impairment of Long-Lived Assets—The Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets for the three months ended March 31, 2023 and 2022.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of March 31, 2023 and 2022, there were no uncertain tax positions that required accrual.

The reconciliation of income tax benefit at the U.S. statutory rate of 25% to the Company’s effective tax rate for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023	Percent	2022	Percent
Income tax benefit	$(2,587,806)	25.0%	$(18,009,875)	25.0%
Valuation allowance against net deferred tax assets	2,587,806	25.0%	18,009,875	25.0%
Effective Rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the three months ended March 31, 2023 and 2022 are as follows:

Deferred Tax Assets	March 31, 2023	March 31, 2022

Beginning of period	$—	$—
Net operating losses	98,269,131	83,209,591
Valuation Allowance	(98,269,131)	(83,209,591)
Net Deferred Tax Assets	$—	$—

The income of a foreign subsidiary is not necessarily subject to U.S. tax, provided the income is from the active conduct of a trade or business within the non-U.S. jurisdiction. However, earnings of the foreign subsidiary, to the extent reinvested in the U.S. or distributed to the U.S. parent as a dividend, may be subject to U.S. tax. In addition, the Internal Revenue Code requires that transfer pricing between a U.S. parent and a foreign subsidiary be made on an arms’ length basis. Tingo Mobile, our sole operating subsidiary during the Predecessor Period, did not issue any dividends during such period.

In our Statements of Operations, as consolidated for the Predecessor Period, we have deducted taxes payable in connection with our former operations in Nigeria. However, inasmuch as the U.S. and Nigeria do not have a tax treaty, we do not receive a corresponding credit in the U.S. for tax paid in Nigeria by Tingo Mobile, then our wholly-owned subsidiary. In addition, our parent company has incurred operating losses on an unconsolidated basis, largely due to non-cash expenses associated with stock awards made pursuant to our 2021 Equity Incentive Plan. Our ability to utilize tax losses associated with the operations of our parent company is restricted, however, due to limitations on the deductibility of certain share compensation to our executive officers and directors that may be deemed ‘excess compensation’ pursuant to Section 162(m) of the Internal Revenue Code.

Subject to any such disallowances pursuant to Code Section 162(m), the Company has approximately $98.2 million of net operating losses carried forward to offset taxable income, if any, in future years which expire commencing in fiscal year 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on this assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOL’s because it is more likely than not that all of the deferred tax asset will not be realized as the parent company is not presently income producing.

Operating Segments—We have examined our operating business for the three months ended March 31, 2022 in the Predecessor Period and the three months ended March 31, 2023 in the Successor Period pursuant to the guidance of ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our Chief Operating Decision Maker (“CODM”) in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

Based on the provisions of ASC 280, we evaluated our former operating business and considered various factors associated therewith, including the concentration of our business in one country and the integration of our leasing business with the use of our agri-fintech platform that utilizes software embedded within the leased device. Accordingly, this evaluation resulted in one reportable segment.

Leased Assets— The Company has entered into leasing arrangements principally for the provision of the offices and related facilities. The rental contracts for offices are on a month-to-month basis. A lease conveys the right to direct the use and obtain substantially all of the economic benefits of an identified asset for a period of time in exchange for consideration.

Measurement and Recognition of Leases as a Lessee— During the Predecessor Period, at lease commencement date, Tingo Mobile recognized a right-of-use asset and a lease liability on the balance sheet. The right-of-use asset is measured at cost, which is made up of the initial measurement of the lease liability, any initial direct expenses incurred by the company, an estimate of any expenses to dismantle and remove the asset at the end of the lease, and any lease payments made in advance of the lease commencement date (net of any incentives received). Tingo Mobile depreciates the right-of-use assets on a straight-line basis from the lease commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term. Tingo Mobile also assesses the right-of-use asset for impairment when such indicators exist.

Also during the Predecessor Period, at the commencement date, Tingo Mobile measures the lease liability at the present value of the lease payments unpaid at that date, discounted using the interest rate implicit in the lease if that rate is readily available or the incremental borrowing rate. The incremental borrowing rate is the estimated rate that Tingo Mobile would have to pay to borrow the same amount over a similar term, and with similar security to obtain an asset of equivalent value. This rate is adjusted should the lessee entity have a different risk profile to that of Tingo Mobile.

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

Tingo Mobile has elected to account for short-term leases and leases of low-value assets using the practical expedients. These leases relate to the use of residential houses for a one-year period by traveling Tingo Mobile executives. Instead of recognizing a right-of-use asset and lease liability, the payments in relation to these are recognized as an expense on a straight-line basis over the lease term.

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

(4)	Share-Based Compensation

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during 2021 and 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense of $10.3 million and $72.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total compensation expense to be recognized in future periods is $22.6 million. The weighted average period over which this expense is expected to be recognized is 0.54 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2023	16,732,916	$1.97
Shares Granted	—	—
Shares Vested	5,270,703	$1.96
Shares Forfeited	—	—
Unvested shares outstanding, March 31, 2023	11,462,213	$1.97
(5)

(6)	Revenue Recognition

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

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. During the Predecessor Period, the Company’s performance obligations with regard to its leasing contracts are satisfied over time in the case of our mobile phone leases, and at a point in time in the case of our agri-fintech services, typically upon delivery.

During the Predecessor Period, our revenue was comprised of lease payments for our smartphone devices, and fees for services and financial technology solutions. We offered service-only contracts and contracts that bundle equipment used to access the services and/or with other service offerings. Some contracts had fixed terms and others are cancellable on a short-term basis (i.e., month-to-month arrangements). We have elected to record revenue net of taxes collected from our customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.

Sources

During the Predecessor Period (prior to our sale of Tingo Mobile), the Company had the following principal revenue sources:

●	Mobile Leasing – customers entered an annual contract for a fixed monthly rental. The customers are committed for the full term. Our accounting policy was to recognize lease revenue ratably during the term. We did not assess a cost of sales associated with such lease revenue, but instead depreciated our mobile devices ratably on a straight-line basis over their estimated useful life of 36 months.
●	Call and Data Services – our customers used call and data services at normalized rates which, given the increasing proliferation of wifi connections, even in rural locations, have steadily declined over time.
●	Nwassa services – this is Tingo Mobile’s Agri-Fintech platform powered by the smartphones leased on an annual term as described above, known as ‘device as a service’. Revenue was recognized based on the following basis as out performance obligations are satisfied:
●	Agri- Marketplace –percentage of the value of produce trade on Nwassa
●	Mobile Airtime Top-up – fixed percentage of value of top-up
●	Utilities – fixed percentage of value of transaction
●	Mobile Insurance – fixed fee recognized monthly based on contract
●	Financial Services (Loans and Related Services) – fixed referral fee depending upon service provided

While Tingo Mobile’s Nwassa applications are integrated with its branded phones, each of the services are distinct and independent performance obligations. The range and quantity of services used are determined solely by the end-user.

(7)	Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars, which is the presentation currency and the functional currency during the Successor Period, and the functional currency for the Predecessor Period is Nigeria Naira. Due to the sale of Tingo

Mobile, our sole operating subsidiary, on December 1, 2022, the exchange rate is not applicable as of and for the three months ended March 31, 2023.

The exchange rates used for conversion are:

	March 31,	December 31,
	2023	2022
Balance Sheet:

Nigerian Naira	n/a	412.99

Statement of Operations:

Nigerian Naira	n/a	396.46

Foreign currency transactions are translated into the functional currencies of the Company’s subsidiaries using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at period-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations and comprehensive income. Non-monetary items carried at cost are translated using the exchange rate at the date of the transaction. Non-monetary items carried at fair value are translated at the date the fair value is determined. For Nigeria, due to the volatile nature of the exchange rate, during the Predecessor Period, we applied the prudent approach to convert both the Statement of Operations and Balance Sheet at the same rate to indicate a fairer reflection of the state of affairs.

(8)	Loans and Other Receivables – Related Parties

Loans and other receivables due from related parties consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Due from related party	$3,631,949	$3,713,179
Advances to related party	21,489	58,489
Note receivable due from Tingo Mobile, dated October 15, 2022, interest at 5%, due on May 10, 2024	16,228,962	15,866,000
Total loans and other receivables – related parties	$19,882,400	$19,637,668

Due from related party consists of obligations due under the terms of the Merger Agreement with TIO. Pursuant to the terms of the agreement, TIO agreed to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger.

The note receivable due from Tingo Mobile relates to sums provided to Tingo Mobile by the Company during the Predecessor Period to acquire mobile devices in the fourth quarter of 2022 and was advanced to Tingo Mobile prior to its sale to TIO as described Under Note 2 – Sale of Tingo Mobile above. The balance consists of principal in the amount of $15,866,000 and interest of $362,962.

(9)	Investments in Securities

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

(10)	Liquidity and Financing Arrangements

Liquidity— There are several factors that may materially affect our liquidity during the reasonably foreseeable future including, for example, currency volatility, foreign exchange controls and other items that affect our cash flows. In view of the foregoing, we believe that our operating cash flow and cash on hand will be sufficient to meet operating requirements from the date of this filing through the next twelve months.

Cash and Cash Equivalents— As of March 31, 2023, we had cash and cash equivalents of approximately $32,000. As of December 31, 2022, we had cash and cash equivalents of approximately $1,000. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows.

(10) Current and Non-Current Liabilities

Accounts payable and accruals

Accounts payable and accruals consisted of the following:

	March 31, 2023	December 31, 2022
Accounts payable	$926,577	$1,003,787
Accrued compensation	3,764,750	2,948,013
Other payables	763,216	334,381
Total accounts payable and accruals	$5,454,543	$4,286,181

Advances from Related Party— Advances from related party was $465,000 as of March 31, 2023 compared to $505,000 as of December 31, 2022. These advances consist of expenses paid on behalf of the Company by a related party. These advances are non-interest bearing.

Notes Payable – Related Parties— This amount represents a promissory note in the amount of $23,700,000 due to TIO. The Note is dated October 6, 2022, bears interest at the rate of 5% per annum and is due on May 10, 2024.

(11) Commitments and Contingencies

Operating Leases—During the Predecessor Period, we were responsible for an operating lease covering office space in Nigeria for Tingo Mobile, our former operating subsidiary. We continue to be subject to an operating lease in the United States on a month-to-month basis. We consider this arrangement to be a ‘low value lease’ and, accordingly, have not recognized a right of use asset or liability in our financial statements.

Litigation Settlement—During the quarter ended March 31, 2023, we settled a lawsuit with ClearThink Capital, LLC (“ClearThink”). Pursuant to the terms of the settlement, on the one-year anniversary date of the settlement, we are obligated to pay ClearThink Capital, LLC a combination of Company common stock and common stock of TIO held by the Company equal in value to $7.7 million. Accordingly, we have recognized this contingency payment on our balance sheet as of March 31, 2023.

Legal Proceedings―While we are not currently subject to any legal proceedings, from time to time, the Company or one or more of its subsidiaries may become a party to certain proceedings incidental to the normal course of our business. While the outcome of any potential legal proceedings cannot at this time be predicted with certainty, we do not expect that any such proceedings will have a material effect upon our financial condition or results of operations.

Estimated losses from contingencies are accrued by a charge to earnings when information available prior to the issuance of the financial statements indicates that it is likely that a future event will confirm that an asset has been impaired or a liability incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.

(12) Related-Party Transactions and Agreements

See Note 7 – Loans and Other Receivables – Related Parties.

From time-to-time, we may enter into transactions or incur indebtedness to persons affiliated with members of our board of directors, executive officers. We will seek to ensure that, to the greatest extent possible, any such agreements or transactions are undertaken on an arms-length basis and representative of standard commercial terms and conditions that would be available to us from third parties.

Note payable – related party consists of a promissory note due to TIO in connection with the Merger Agreement. The note has a principal amount of $23,700,000, accrues interest at 5% per annum, and is due on May 10, 2024.

Note receivable – related party consists of a promissory note due from Tingo Mobile that was used to acquire mobile devices during the Predecessor Period in the fourth quarter of 2022. The note has a principal amount of $15,866,000, accrues interest at 5% per annum, and is due on May 10, 2024.

(13) Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 27, 2023, as described in the Company’s Current Report on Form 8-K filed on the same date, the shareholders of the Company approved the amendment and restatement of the Company’s Articles of Incorporation to change the Company’s corporate name from ‘Tingo, Inc.’ to ‘Agri-Fintech Holdings, Inc.’

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Agri-Fintech Holdings, Inc., formerly known as ‘Tingo, Inc.’ (“we,” “us,” “our,” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”). If we convert all of the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile. Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile as a pending subsidiary of the Company.

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

Sale of Tingo Mobile

Overview. On December 1, 2022, we sold Tingo Mobile, our sole operating subsidiary, to TIO. The sale was accomplished via a multi-phase forward triangular merger. Under the terms of the Merger Agreement we entered into with TIO and representatives of each of the shareholders of the Company and TIO, we contributed our ownership of Tingo Mobile to a newly organized holding company incorporated in the British Virgin Islands (“Tingo BVI Sub”). We then merged Tingo BVI Sub with and into MICT Fintech Ltd, a wholly-owned subsidiary of TIO also incorporated in the British Virgin Islands (“MICT Fintech”), resulting in Tingo Mobile being wholly-owned by TIO as a third-tier subsidiary (hereinafter, the “Merger”).

Consideration Received. As consideration for the Merger, we received the following:

●	Common and Preferred Stock. At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”).
●	Undertaking to Pay Certain Liabilities of the Company. Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger. As of December 31, 2022 and March 31, 2023, the amount due to us pursuant to this undertaking was approximately $3.7 million and $3.6 million, respectively. This amount is set forth below in our audited financial statements as ‘Due from Related Party’ under Note 7 – Loans and Other Receivables – Related Parties.

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

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Amended 10-Q and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K and any subsequent amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this Amended 10-Q, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this 10-Q should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this 10-Q include statements as to:

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

There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this 10-Q, please see the discussion in “Item 1A. Risk Factors” in our 10-K. In particular, you should carefully consider the risks we have described in the 10-K and elsewhere in this 10-Q concerning the coronavirus pandemic and the economic impact of the coronavirus on the Company and our operations. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date this 10-Q is filed with the SEC.

Results of Operations

Because we sold Tingo Mobile, our sole operating subsidiary, on December 1, 2022, a comparison of results of operations, cost of revenues, and related items for the three months ended March 31, 2023 with the three months ended March 31, 2022 would not be meaningful and, consequently, has not been included in this section.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023		March 31, 2022

Depreciation and amortization	$	―	$106,740,939
Professional fees		299,999	55,669,412
Payroll and related expenses		11,023,462	19,241,212
Bank fees and charges		―	636,047
Distribution expenses		―	221,187
Bad debt expenses		―	47,398
General and administrative – other		7,739,266	838,913

Selling, General and Administrative Expenses		$19,062,727	$183,395,108

The significant payroll expense and professional fees for the first quarter of 2022 as compared to the first quarter of 2023 relates to the vesting of a significant number of stock awards granted under our 2021 Equity Incentive Plan during the quarter. This resulted in stock-based compensation expense for staff and directors of $17.0 million and stock-based payments of professional fees of $55.0 million for the first quarter of 2022, as compared to stock-based compensation expense for staff and directors of $10.2 million and stock-based payments of professional fees of $144,500 for the first quarter of 2023.

2021 Equity Incentive Plan

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during 2021 and 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense of $10.3 million and $72.0 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, total compensation expense to be recognized in future periods is $22.6 million. The weighted average period over which this expense is expected to be recognized is 0.54 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2023	16,732,916	$1.97
Shares Granted	—	—
Shares Vested	5,270,703	$1.96
Shares Forfeited	—	—
Unvested shares outstanding, March 31, 2023	11,462,213	$1.97

Liquidity and Capital Resources

Cash on Hand. As of March 31, 2023, our cash and cash equivalents totaled approximately $32,000.

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

Off Balance Sheet Arrangements

None.

Dividends

On November 10, 2021, our Board adopted a Dividend Policy for the Company. The Policy provides a process that the Board will undertake when approving quarterly, annual, and special dividends for the Company including, but not limited to, various financial criteria and macroeconomic factors, as well as certain financial and economic factors specific to the Company. In the case of quarterly dividends, within ninety (90) calendar days following the end of each fiscal year, the Board will determine the dividend payment, if any, that will be made to holders of the Company’s capital stock. Such dividend will generally be expressed as a cash amount equal to a percentage of the Company’s consolidated after-tax net income for such prior fiscal year, and will be divided into fourths, with one-fourth of the amount payable each quarter. As of March 31, 2023, the Company has not paid any dividends in its history.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On April 27, 2023, as described in the Company’s Current Report on Form 8-K filed on the same date, the shareholders of the Company approved the amendment and restatement of the Company’s Articles of Incorporation to change the Company’s corporate name from ‘Tingo, Inc.’ to ‘Agri-Fintech Holdings, Inc.’

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

We are subject to financial market risks, including changes in interest rates, lease rates, credit rates, and general debt terms.

We are subject to risks regarding currency volatility and foreign exchange rates. In particular, we are subject to fluctuations in foreign exchange rates between the U.S. dollar, our reporting currency, and currencies of countries where we market or source our products and services. Such fluctuations may result in significant increases or decreases in our reported revenue and other results as expressed in dollars, and in the reported value of our assets, liabilities and cash flows. In addition, currency fluctuation may adversely affect receivables, payables, debt, firm commitments and forecast transactions denominated in non-U.S. currencies. In particular, transition risks arise where parts of the cost of sales are not denominated in the same currency of such sales. We currently do not hedge this exposure. Fluctuation in exchange rates, depreciation of local currencies, changes in monetary and/or fiscal policy or inflation in the countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Item 4.	Controls and Procedures

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

Our management, with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.Other Information

Item 1.	Legal Proceedings

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

Item 1A.Risk Factors

In connection with our sale of Tingo Mobile and as a temporary investment company following such sale, we are subject to a number of risks, many of which are identified in our Annual Report on Form 10-K and any subsequent amendments thereto (“10-K”). As the business of the Company and its subsidiaries continues to develop, we intend to identify, as will be reasonably possible, any such additional risks and include the same in our subsequent filings and reports with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.Exhibits

3.	Articles of Incorporation or Bylaws
	(a)	Amended and Restated Articles of Incorporation of the Company. [Incorporated by reference to Exhibit 3(i) to Registrant’s Current Report on Form 8-K filed on April 27, 2023]
	(b)	Amended and Restated Bylaws of the Company [Incorporated by reference to Exhibit 3(ii) to Registrant’s Current Report on Form 8-K filed on September 16, 2021]
10.	Material Contracts
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
(d)

Second Amended and Restated Agreement and Plan of Merger among the Company, MICT, Inc., and representatives of the shareholders of the Company and MICT, Inc. [Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K/A, filed on October 15, 2022.]

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

Dated: May 19, 2023

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer