Form 10-Q
period 2023-06-30
AGRI-FINTECH HOLDINGS, INC.
filed 2023-08-14
CIK 1648365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 1,227,516,211 shares of the registrant’s Class A common stock, $0.001 par value, outstanding, as of August 1, 2023.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

(A Nevada Corporation)

Part I.Financial Information

Item 1. Unaudited Consolidated Financial Statements

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$13,568	$985
Loans and other receivables – related parties	20,058,693	19,637,668
Total Current Assets	20,072,261	19,638,653

Non-Current Assets
Investment in securities	1,215,241,000	1,215,241,000
Total Non-Current assets	1,215,241,000	1,215,241,000
Total Assets	$1,235,313,261	$1,234,879,653

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accruals	$6,460,967	$4,286,181
Advances from related party	465,000	505,000
Notes payable – related parties	23,772,445	23,749,945
Settlement liability	7,700,000	—
Total Current Liabilities	38,938,412	28,541,126

Total Liabilities	38,398,412	28,541,126

Commitments and Contingencies

Stockholders’ Equity
Common stock - Class A, par value $.001 per share, 2,250,000,000 shares authorized, 1,227,516,211 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,227,516	1,227,516
Common Stock - Class B, par value $.001 per share, 200,000,000 shares authorized, 65,000,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	65,000	65,000
Additional paid-in-capital	419,181,135	419,181,135
Retained earnings	788,670,116	818,796,244
Deferred stock compensation	(12,228,918)	(32,931,368)
Total Stockholders’ Equity	1,196,914,849	1,206,338,527
Total Liabilities and Stockholders’ Equity	$1,235,223,261	$1,234,879,653

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Successor Period and Consolidated for the Predecessor Period)

(Unaudited)

	Successor Period	Predecessor Period	Successor Period	Predecessor Period
	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$—	$268,684,899	$—	$525,742,418
Cost of revenue	—	(3,114,854)	—	(5,614,694)
Gross Profit	—	265,570,045	—	520,127,724

Operating Expenses
Payroll and related expenses	10,927,330	20,329,684	21,950,792	39,570,896
Distribution expenses	—	288,774	—	509,961
Professional fees	279,085	12,821,414	579,084	68,490,826
Bank fees and charges	237	360,373	1,774	996,420
Depreciation and amortization	—	106,876,493	—	213,617,432
General and administrative expenses - other	14,826	2,869,859	7,752,555	3,708,772
Bad debt expenses	—	57	—	47,455
Total Operating Expenses	11,221,478	143,546,654	30,284,205	326,941,762

Income (Loss) from Operations	(11,221,478)	122,023,391	(30,126,128)	193,185,962

Other Income (Expense)
Other income	297,782	137,938	750,744	323,736
Interest expense	(298,831)	(23,726)	(592,667)	(23,726)
Total Other Income (Expense)	(1,049)	114,212	158,077	300,010

Income (Loss) Before Tax	(11,222,527)	122,137,603	(30,126,128)	193,485,972

Taxation	—	(49,584,310)	—	(88,283,139)

Net Income (Loss)	$(11,222,527)	$72,553,293	$(30,126,128)	$105,202,833

Other Comprehensive Income (Loss)
Translation Adjustment	—	(970,419)	—	(1,310,532)

Total Comprehensive Income (Loss)	$(11,222,527)	$71,582,874	$(30,126,128)	$103,892,301

Earnings Per Share - Basic and Diluted	$(0.01)	$0.06	$(0.02)	$0.09

Weighted Average number of common shares outstanding
Basic and diluted	1,227,516,221	1,227,516,211	1,221,262,021	1,221,082,509

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF SHAREHOLDERS’ EQUITY (SUCCESSOR)

(Successor and Consolidated for the Predecessor Period)

(Unaudited)

(Continued on Next Page)

Six Months Ended June 30, 2023

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of December 31, 2022 (Successor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(32,931,368)	$818,796,244	$—	$1,206,338,527

Vesting of deferred stock compensation (Successor)	—	—	—	—	—	20,702,450	—	—	20,702,450

Net loss for the six months ended June 30, 2023 (Successor)	—	—	—	—	—	—	(30,126,128)	—	(301,256,128)

Balance as of June 30, 2023 (Successor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(12,228,918)	$788,670,116	$—	$1,196,914,849

Three Months Ended June 30, 2023

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of March 31, 2023 (Successor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(22,580,143)	$799,892,643	$—	$1,197,786,151

Vesting of deferred stock compensation (Successor)	—	—	—	—	—	10,351,225	—	—	10,351,225

Net loss for the three months ended June 30, 2023 (Successor)	—	—	—	—	—	—	(11,222,527)	—	(11,222,527)

Balance as of June 30, 2023 (Successor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(12,228,918)	$788,670,116	$—	$1,196,914,849

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF SHAREHOLDERS’ EQUITY (PREDECESSOR)

(Successor and Consolidated for the Predecessor Period)

(Unaudited)

(Continued from Previous Page)

Six Months Ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of December 31, 2021 (Predecessor)	1,205,016,211	$1,205,016	65,000,000	$65,000	$330,703,635	$(66,357,804)	$416,095,565	$(85,391,436)	$596,319,976

Issuance of shares for incentive compensation plan - consultants (Predecessor)	14,500,000	14,500	—	—	66,485,500	(66,500,000)	—	—	—

Issuance of shares for incentive compensation plan - employees (Predecessor)	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation (Predecessor)	—	—	—	—	—	101,223,986	—	—	101,223,986

Net income for the six months ended June 30, 2022 (Predecessor)	—	—	—	—	—	—	105,202,833	—	105,202,833

Foreign Currency Translation Adjustment (Predecessor)	—	—	—	—	—	—	—	(1,310,532)	(1,310,532)

Balance as of June 30, 2022 (Predecessor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,298,398	$(86,701,968)	$801,436,263

Three Months Ended June 30, 2022

	Common Stock - Class A		Common Stock - Class B		Additional Paid	Deferred Stock	Retained	Translation	Total Stockholders’
	Number of Shares	Amount	Number of Shares	Amount	In Capital	Compensation	Earnings	Reserve	Equity
Balance as of March 31, 2022 (Predecessor)	1,215,016,211	$1,215,016	65,000,000	$65,000	$385,693,635	$(49,318,303)	$448,745,105	$(85,731,549)	$700,668,904

Issuance of shares for incentive compensation plan - consultants (Predecessor)	4,500,000	4,500	—	—	11,495,500	(11,500,000)	—	—	—

Issuance of shares for incentive compensation plan - employees (Predecessor)	8,000,000	8,000	—	—	21,992,000	(22,000,000)	—	—	—

Vesting of deferred stock compensation (Predecessor)	—	—	—	—	—	29,184,485	—	—	29,184,485

Net income for the three months ended June 30, 2022 (Predecessor)	—	—	—	—	—	—	72,553,293	—	72,553,293

Foreign Currency Translation Adjustment (Predecessor)	—	—	—	—	—	—	—	(970,419)	(970,419)

Balance as of June 30, 2022 (Predecessor)	1,227,516,211	$1,227,516	65,000,000	$65,000	$419,181,135	$(53,633,818)	$521,298,398	$(86,701,968)	$801,436,263

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

STATEMENTS OF CASH FLOWS

(Successor and Consolidated for the Predecessor Period)

(Unaudited)

	Successor Period	Predecessor Period
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$(30,126,128)	$105,202,833
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	—	213,617,432
Stock issued for services	—	66,500,000
Deferred compensation	20,702,450	12,723,986
Settlement expense	7,700,000	—
Increase/decrease related to:
Inventories	—	95,910
Trade and other receivables	—	45,564,659
Other current assets	(421,025)	—
Accounts payable and accruals	2,174,786	(654,556,357)
Deferred income	—	77,047,330
Value added tax	—	6,177,847
Taxes payable	—	(10,477,879)
Net cash provided by (used in) operating activities	30,083	(116,104,239)

Cash flows from financing activities:
Proceeds from related party	—	89,216,821
Proceeds from notes payable	22,500	3,049,945
Payments on advances from related party	(40,000)	—
Net cash provided by (used in) financing activities	(17,500)	92,266,766

Translation adjustment	—	(393,012)

Net change in cash and cash equivalents	12,583	(24,230,485)

Cash and cash equivalents, beginning of the period	985	128,367,605

Cash and cash equivalents, end of the period	$13,568	$104,137,120

Supplemental Cash flow information
Cash paid for period for:
Income taxes	$—	$100,262,236
Interest	$—	$4,000

Non-cash disclosures
Shares issued under incentive plan – employees	$—	$22,000,000
Shares issued to outside parties for services	$—	$66,500,000

The accompanying notes are an integral part of these financial statements.

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

(1)	Description of Business and Basis of Presentation

Description of Business—Agri-Fintech Holdings, Inc., formerly known as ‘Tingo, Inc.’ (“we,” “us,” “our,” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Note 2 - Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”). On July 27, 2023, we converted one of these series of Preferred Stock into 26,043,808 additional shares of TIO common stock. If we convert the remainder of the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile. Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile, including the discussion of Risk Factors below, as a pending subsidiary of the Company.

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

As a result of the sale of our operating business on December 1, 2022 as described in Note 2, Sale of Tingo Mobile below, the following terms refer to our operations before and after the sale:

●	“Predecessor” and “Predecessor Period” refers to the consolidated operations of the Company from January 1, 2022 through June 30, 2022; and
●	“Successor” and “Successor Period” refers to the operations of the Company from December 1, 2022, the date of our sale of Tingo Mobile, through December 31, 2022, and from January 1, 2023 through June 30, 2023.

Our financial statements include our accounts and those of our wholly-owned subsidiaries, as applicable. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

Our results of operations for the Predecessor Period ended June 30, 2022, the year ended December 31, 2022, or the six months ended June 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the remainder of 2023.

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

Consideration Received. As consideration for the Merger, we received the following:

●	Common and Preferred Stock. At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”). On July 27, 2023, we converted our Series A Preferred Stock into 26,042,808 shares of TIO common stock.
●	Undertaking to Pay Certain Liabilities of the Company. Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger. As of December 31, 2022 and June 30, 2023, the amount due to us pursuant to this undertaking was approximately $3.7 million and $3.6 million, respectively. This amount is set forth below as ‘Due from Related Party’ under Note 7 – Loans and Other Receivables – Related Parties.

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by September 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $667 million in cash or, (y) a 33.0% ownership interest in Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO ("TGH"). TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Temporary Investment Company Status. Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds investment securities that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act, unless an exemption therefrom is applicable. Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period. Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company. Moreover, inasmuch as the Company expects to effect a conversion of the Series B Preferred Stock no later than September 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company.

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

Valuation of Our Holdings in TIO—In connection with the sale of Tingo Mobile to TIO, we received shares of TIO common stock and two series of convertible preferred stock of TIO, one of which series which has since been converted into TIO common stock. The shares of TIO common stock are traded on the Nasdaq Capital Market under the symbol ‘TIO’. Because, at December 31, 2022 and June 30, 2023, more than 40% of the value of our unconsolidated assets consists of ‘investment securities’ (as such term is defined pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”), we are considered an ‘investment company’ under the 1940 Act and, as a result, we are required to assess the fair value of our holding in TIO.

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

With respect to the last point above, we consider it significant that, should conversion of our Series B Preferred Stock not occur by September 30, 2023, we can require TIO to redeem these shares in exchange for (1) a cash payment obligation of $667 million or, in the alternative, (2) 35% ownership in TGH valued at $667 million, which imputes an underlying equity value of Tingo Mobile that is substantially higher than the TIO common and TIO Preferred stock on an as-converted basis.

Determination of Fair Value. In view of the foregoing analysis and in accordance with ASC 820 and ASC 805, we calculated a fair value of the consideration we received in connection with the Merger at $1,215,241,000. ASC 820 requires that fair value to maximize objective evidence and be determined using assumptions that a market participant would use, and when level 1 inputs exist, it should be used unless determined to be not representative. That would have meant using the unadjusted TIO quoted price at the time of completion of the Merger. We are of the opinion however, that the TIO market value per share price as quoted on Nasdaq as of the closing date of the Merger was not representative of the fair value and should not be used to determine the merger consideration. Using market value per share of TIO would have led to a significant realized loss as well as other valuation anomalies that it created. Hence, and in accordance with ASC 805-30-30-5, we reassessed the determination of the consideration transferred and determined that the use of the quoted price of our Class A common stock on the OTC at market close is more appropriate in determining the consideration fair value..

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

Retained Earnings— The components that make up distributable earnings for the Successor Period and the Predecessor Period on the Company’s Balance Sheet as of June 30, 2023 and 2022 are as follows:

	Successor Period	Predecessor Period
	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022

Net income (loss) for period	$(30,126,128)	$105,202,833
Retained Earnings - beginning of period	818,796,244	416,095,565
Retained Earnings	$788,670,116	$521,298,398

Accounts Receivable—The Company had no accounts receivable during the six months ended June 30, 2023. During the Predecessor Period, the total value of the twelve-month mobile leasing contract was recognized under accounts receivable at the outset. The balance is due and payable and is credited as receipts are received from the customers. Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. Tingo Mobile includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Given the manner in which Tingo Mobile bundles its services with its branded phones, it does not typically incur a substantial amount of bad debt. Accordingly, during the six months ended June 30, 2022, we made a general allowance of 3% of all accounts receivable and recognized bad debt expense of approximately $47,000 for such period.

Impairment of Long-Lived Assets—The Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. There was no impairment of long-lived assets for the six months ended June 30, 2023 and 2022.

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

The Company has adopted ASC guidance regarding accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold an income tax position is required to meet before being recognized in the consolidated financial statements and applies to all income tax positions. Each income tax position is assessed using a two-step process. A determination is first made as to whether it is more likely than not that the income tax position will be sustained, based upon technical merits, upon examination by the taxing authorities. If the income tax position is expected to meet the more likely than not criteria, the benefit recorded in the consolidated financial statements equals the largest amount that is greater than 50% likely to be realized upon its ultimate settlement. As of June 30, 2023 and 2022, there were no uncertain tax positions that required accrual.

The reconciliation of income tax benefit at the U.S. statutory rate of 25% to the Company’s effective tax rate for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023	Percent	2022	Percent
Income tax benefit	$(5,175,613)	25.0%	$(25,305,997)	25.0%
Valuation allowance against net deferred tax assets	5,175,613	25.0%	25,305,997	25.0%
Effective Rate	$—	0.00%	$—	0.00%

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets for the six months ended June 30, 2023 and 2022 are as follows:

Deferred Tax Assets	June 30, 2023	June 30, 2022

Beginning of period	$—	$—
Net operating losses	100,856,938	90,505,713
Valuation allowance	(100,856,938)	(90,505,713)
Net Deferred Tax Assets	$—	$—

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

Operating Segments—We have examined our operating business for the six months ended June 30, 2022 in the Predecessor Period and the six months ended June 30, 2023 in the Successor Period pursuant to the guidance of ASC 280, Segment Reporting, which establishes standards for reporting information about operating segments. It also establishes standards for related disclosures about customers, products and geographic areas. Operating segments are defined as components of an enterprise that engage in business activities that earn revenues, incur expenses and prepare separate financial information that is evaluated regularly by our Chief Operating Decision Maker (“CODM”) in order to allocate resources and assess performance. Resources are allocated and performance is assessed by the CODM.

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

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during 2021 and 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense of $20.7 million and $101.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total compensation expense to be recognized in future periods is $12.2 million. The weighted average period over which this expense is expected to be recognized is 0.29 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2023	16,732,916	$1.97
Shares granted	—	—
Shares vested	10,541,406	$1.96
Shares forfeited	—	—
Unvested shares outstanding, June 30, 2023	6,191,510	$1.98
(5)

(5)	Revenue Recognition

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

While Tingo Mobile’s Nwassa applications are integrated with its branded phones, each of the services are distinct and contain independent performance obligations. The range and quantity of services used are determined solely by the end-user.

(6)	Foreign Currency Translation

The consolidated financial statements are presented in U.S. dollars, which is the presentation currency and the functional currency during the Successor Period, and the functional currency for the Predecessor Period is Nigeria Naira. Due to the sale of Tingo

Mobile, our sole operating subsidiary, on December 1, 2022, the exchange rate is not applicable as of and for the six months ended June 30, 2023.

The exchange rates used for conversion are:

	June 30,	December 31,
	2023	2022
Balance Sheet:

Nigerian Naira	n/a	412.99

Statement of Operations:

Nigerian Naira	n/a	396.46

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

(7)	Loans and Other Receivables – Related Parties

Loans and other receivables due from related parties consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Due from related party	$3,631,949	$3,713,179
Advances to related party	—	58,489
Note receivable due from Tingo Mobile, dated October 15, 2022, interest at 5%, due on May 10, 2024	16,426,744	15,866,000
Total loans and other receivables – related parties	$20,058,693	$19,637,668

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

The note receivable due from Tingo Mobile relates to sums provided to Tingo Mobile by the Company during the Predecessor Period to acquire mobile devices in the fourth quarter of 2022 and was advanced to Tingo Mobile prior to its sale to TIO as described Under Note 2 – Sale of Tingo Mobile above. The balance consists of principal in the amount of $15,866,000 and interest of $560,744.

(8)	Investments in Securities

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

(9)	Liquidity and Financing Arrangements

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

Cash and Cash Equivalents— As of June 30, 2023, we had cash and cash equivalents of approximately $14,000. As of December 31, 2022, we had cash and cash equivalents of approximately $1,000. We seek to optimize value by managing and placing excess liquidity on fixed deposits to earn income from such excess cashflows.

(10) Current and Non-Current Liabilities

Accounts payable and accruals

Accounts payable and accruals consisted of the following:

	June 30, 2023	December 31, 2022
Accounts payable	$955,364	$1,003,787
Accrued compensation	4,485,355	2,948,013
Other payables	1,020,248	334,381
Total accounts payable and accruals	$6,460,967	$4,286,181

Advances from Related Party— Advances from related party was $465,000 as of June 30, 2023 compared to $505,000 as of December 31, 2022. These advances consist of expenses paid on behalf of the Company by a related party. These advances are non-interest bearing.

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

Litigation Settlement—During the six months ended June 30, 2023, we settled a lawsuit with ClearThink Capital, LLC (“ClearThink”). Pursuant to the terms of the settlement, on the one-year anniversary date of the settlement, we are obligated to pay ClearThink Capital, LLC a combination of Company common stock and common stock of TIO held by the Company equal in value to $7.7 million. Accordingly, we have recognized this contingency payment on our balance sheet as of June 30, 2023.

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

(12) Related-Party Transactions and Agreements

See Note 7 – Loans and Other Receivables and the disclosures in Note 10 - Current and Non-current Liabilities.

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

(13) Subsequent Events

Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On July 27, 2023, we converted our holding of TIO Series A Preferred Stock into 26,042,808 shares of TIO common stock. This did not result in a change in control of TIO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Agri-Fintech Holdings, Inc., formerly known as ‘Tingo, Inc.’ (“we,” “us,” “our,” and the “Company”), a Nevada corporation, was formed on February 17, 2015. Our shares trade on the OTC Markets trading platform under the symbol ‘TMNA’.

As described more fully under Sale of Tingo Mobile below, on December 1, 2022, we sold Tingo Mobile Limited (“Tingo Mobile”), our sole operating subsidiary, to Tingo Group, Inc. (“TIO”), a Nasdaq-traded financial services company (formerly known as MICT, Inc.), in exchange for 25,783,675 shares of TIO common stock and two series of preferred stock that are convertible into TIO common stock upon the occurrence of certain conditions (“Preferred Stock”). On July 27, 2023, we converted one of these series of Preferred Stock into 26,042,808 additional shares of TIO common stock. If we convert the remainder of the Preferred Stock, our shareholding in TIO will be equal to 75.0% of TIO’s outstanding common stock, calculated as of the date of the sale of Tingo Mobile. Importantly, because we expect to hold 75.0% of the outstanding TIO common stock at some point during 2023, this report will discuss the historical operations of Tingo Mobile as a former subsidiary of the Company, and will discuss the future operations of Tingo Mobile as a pending subsidiary of the Company.

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

Consideration Received. As consideration for the Merger, we received the following:

●	Common and Preferred Stock. At the closing of the Merger, we received 25,783,675 shares of newly-issued common stock of TIO equal to 19.9% of its outstanding shares, calculated as of the closing date of the Merger, and two series of convertible preferred shares – Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Convertible Preferred Stock (“Series B Preferred Stock”). On July 27, 2023, we converted the Series A Preferred Stock into 26,042,808 additional shares of TIO common stock.
●	Undertaking to Pay Certain Liabilities of the Company. Pursuant to the terms of the Merger Agreement, we also received an undertaking from TIO to pay certain liabilities and accounts payable of the Company as of November 30, 2022, as well as certain other expenses relating to the maintenance of our reporting status under the Securities Exchange Act for the one-year period following the Merger. As of December 31, 2022 and June 30, 2023, the amount due to us pursuant to this undertaking was approximately $3.7 million and $3.6 million, respectively. This amount is set forth below in our audited financial statements as ‘Due from Related Party’ under Note 7 – Loans and Other Receivables – Related Parties.

Structure. Immediately following the Merger, our ownership interest in TIO and TIO’s ownership of Tingo Mobile was as shown in the following diagram (other subsidiaries of TIO not shown):

Key Terms of Series B Preferred Stock. Upon approval by Nasdaq of the change of control of TIO and upon the approval of TIO’s stockholders, the Series B Preferred Stock will convert into 35.0% of the outstanding shares of TIO common stock, calculated as of the closing date of the Merger, giving the Company an aggregate ownership of 75.0% of TIO’s outstanding common stock. If such shareholder or Nasdaq approval is not obtained by June 30, 2023, we will have the right to cause TIO to redeem all of the Series B Preferred Stock for either of the following, at our option: (x) $666,666,667 in cash or, (y) a 33.0% ownership interest in Tingo Group Holdings, LLC, a Delaware-incorporated subsidiary of TIO as shown in the diagram above ("TGH"). TGH is the immediate parent of MICT Fintech, which is the sole shareholder of Tingo Mobile.

Temporary Investment Company Status. Effective upon the closing of the Merger, the Company became subject to the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, any issuer of securities that has more than 100 beneficial owners and holds ‘investment securities’ (as defined under the 1940 Act) that exceed more than 40% of the value of the issuer’s unconsolidated assets is considered an ‘investment company’ and is therefore subject to various requirements of the 1940 Act, unless an exemption therefrom is applicable. One such requirement of the 1940 Act includes determining the fair value of equity securities held by the issuer instead of consolidating the underlying operations of such equity holdings. Rule 3a-2 permits issuers such as the Company, to be “deemed not to be engaged in the business of investing, reinvesting, owning, holding or trading in securities” for up to one year from the date that the 1940 Act would have technically applied if (i) the issuer’s business activities are inconsistent with those of an investment company, and (ii) the issuer’s governing board passes a resolution stating the issuer’s “bona fide intent to be engaged primarily, as soon as is reasonably possible” to be “in a business other than that of investing, reinvesting, owning, holding or trading in securities” within such one year period. Because the Company is actively involved in acquiring operating assets or otherwise developing other operating businesses, its present activities are inconsistent with those of an investment company. Moreover, inasmuch as the Company expects to effect a conversion of the Series B Preferred Stock no later than September 30, 2023 and, therefore, consolidate the operations of TIO and its subsidiaries with the Company’s own operations, the Company has expressed its bona fide intent to be in a business other than that of an investment company.

The information contained in this section should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this 10-Q and in conjunction with the financial statements and notes thereto in the Company’s Annual Report on Form 10-K and any subsequent amendments thereto (“10-K”). In addition, some of the statements in this report constitute forward-looking statements. The matters discussed in this 10-Q, as well as in future oral and written statements by management of Tingo, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. Important assumptions include our ability to generate revenues, achieve certain margins and levels of profitability, and the availability of additional capital. In light of these and other uncertainties, the inclusion of a forward-looking statement in this 10-Q should not be regarded as a representation by us that our plans or objectives will be achieved. The forward-looking statements contained in this 10-Q include statements as to:

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

Results of Operations

Because we sold Tingo Mobile, our sole operating subsidiary, on December 1, 2022, a comparison of results of operations, cost of revenues, and related items for the six months ended June 30, 2023 with the six months ended June 30, 2022 would not be meaningful and, consequently, has not been included in this section.

Selling, General & Administrative Expenses

The following table sets forth selling, general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30, 2023	June 30, 2022

Depreciation and amortization	$—	$213,617,432
Professional fees	579,084	68,490,826
Payroll and related expenses	21,950,792	39,570,896
Bank fees and charges	1,774	996,420
Distribution expenses	—	509,961
Bad debt expenses	—	47,455
General and administrative – other	7,752,555	3,708,772

Selling, General and Administrative Expenses	$30,284,205	$326,941,762

The significant payroll expense and professional fees for the first six months of 2022 as compared to the first six months of 2023 relates to the vesting of a significant number of stock awards granted under our 2021 Equity Incentive Plan during the period. This resulted in stock-based compensation expense for staff and directors of $34.4 million and stock-based payments of professional fees of $66.8 million for the six months of 2022, as compared to stock-based compensation expense for staff and directors of $20.4 million and stock-based payments of professional fees of $289,000 for the first six months of 2023.

2021 Equity Incentive Plan

On October 6, 2021, the Company’s Board of Directors adopted our 2021 Equity Incentive Plan (“Incentive Plan”), the purpose of which was to promote the interests of the Company by encouraging directors, officers, employees, and consultants of Tingo to develop a long-term interest in the Company, align their interests with that of our stockholders, and provide a means whereby they may develop a proprietary interest in the development and financial success of the Company and its stockholders. The Incentive Plan is also intended to enhance the ability of the Company and its subsidiaries to attract and retain the services of individuals who are essential for the growth and profitability of the Company. The Incentive Plan permits the award of restricted stock, common stock purchase options, restricted stock units, and stock appreciation awards. The maximum number of shares of our Class A common stock that are subject to awards granted under the Incentive Plan is 131,537,545 shares. The term of the Incentive Plan will expire on October 6, 2031. On October 12, 2021, our stockholders approved our Incentive Plan and, during 2021 and 2022, the Tingo Compensation Committee granted awards under the Incentive Plan to certain directors, executive officers, employees, and consultants in the aggregate amount of 131,370,000 shares. The majority of the awards so issued are each subject to a vesting requirement over a 2-year period unless the recipient thereof is terminated or removed from their position without “cause”, or as a result of constructive termination, as such terms are defined in the respective award agreements entered into by each of the recipients and the Company. We account for share-based compensation using the fair value method, as prescribed by ASC 718, Compensation—Stock Compensation. Accordingly, for restricted stock awards, we measure the grant date fair value based upon the market price of our common stock on the date of the grant and amortize the fair value of the awards as share-based compensation expense over the requisite service period, which is generally the vesting term. For all stock awards under the Incentive Plan that are not subject to vesting, we recognize expense associated with the award during the period in which the award is granted, in an amount equal to the number of shares granted, multiplied by the closing trading price of the shares on the relevant grant date. In connection with these awards, we recorded stock-based compensation expense of $20.7 million and $101.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, total compensation expense to be recognized in future periods is $12.2 million. The weighted average period over which this expense is expected to be recognized is 0.29 years.

The following table summarizes the activity related to granted, vested, and unvested restricted stock awards under the Incentive Plan for the six months ended June 30, 2023:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Unvested shares outstanding, January 1, 2023	16,732,916	$1.97
Shares Granted	—	—
Shares Vested	10,541,406	$1.96
Shares Forfeited	—	—
Unvested shares outstanding, June 30, 2023	6,191,516	$1.98

Liquidity and Capital Resources

Cash on Hand. As of June 30, 2023, our cash and cash equivalents totaled approximately $14,000.

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

Off Balance Sheet Arrangements

None.

Dividends

On November 10, 2021, our Board adopted a Dividend Policy for the Company. The Policy provides a process that the Board will undertake when approving quarterly, annual, and special dividends for the Company including, but not limited to, various financial criteria and macroeconomic factors, as well as certain financial and economic factors specific to the Company. In the case of quarterly dividends, within ninety (90) calendar days following the end of each fiscal year, the Board will determine the dividend payment, if any, that will be made to holders of the Company’s capital stock. Such dividend will generally be expressed as a cash amount equal to a percentage of the Company’s consolidated after-tax net income for such prior fiscal year, and will be divided into fourths, with one-fourth of the amount payable each quarter. As of June 30, 2023, the Company has not paid any dividends in its history.

Subsequent Events

Our Management performed an evaluation of the Company’s activity through the date the financial statements were issued, noting the following subsequent event:

On July 27, 2023, we converted our holding of TIO Series A Preferred Stock into 26,042,808 shares of TIO common stock.

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

Our management, with the participation of our Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operations of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2023

AGRI-FINTECH HOLDINGS, INC. (f/k/a Tingo, Inc.)

/s/ Dozy Mmobuosi
Dozy Mmobuosi
Chief Executive Officer